Form 10QSB
period 1995-09-30
BUD FINANCIAL GROUP INC
filed 1996-06-28
CIK 843297

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          FORM 10-QSB

       [X]  QUARTERLY REPORT   OR   [ ] TRANSITION
             REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE
                SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995      Commission File No.
33-25779


                      BUD FINANCIAL GROUP, INC.
     (Exact Name of Registrant as Specified in its Charter)


       Colorado                                 84-1100609
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)               Identification No.)


               33806 North 70th Way, Terra Vita #BH-36
                     Scottsdale, Arizona
85377
              (Address of principal executive offices)        (Zip
Code)


                        (602) 488-8431
                (Registrant's telephone number, including area code)

           9 Exchange Place, Suite 1006 Salt Lake City, Utah 84111
                           (Former Address)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X        No


As of September 30, 1995, 1,781,000 shares of common stock were outstanding.

<page 1>

                            PART I

Item 1.  Financial Statements:

      Unaudited financial statements for the quarter covered by this report are attached hereto.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
      The  Company  currently  has no business  operations.
The Company's current business plan is to seek one or more potential business ventures, which, in the opinion of management may warrant involvement by Company.

                            PART II

Item 1.  Legal Proceedings
     None.

Item 2.  Changes in Securities
     None.

Item 3.  Defaults Upon Senior Securities
     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

      On June 10, 1996, Larry E. Clark sold 1,415,000 shares of Company common stock (approximately 79%) to a group consisting of Ronald Conquest, Jay S. Hoffman, T.L. "Thom" Holmes and Steven E. Trabish. As a part of this transaction Mr. Clark, Donna J. Rose and Jacquelyn Clark resigned as officers and directors of Company effective July 1, 1996.
<page 2>

Ronald Conquest, John H. Berry and T.L. "Thom" Holmes were appointed as new officers and directors.


Item 6.  Exhibits and Reports on Form 8-K

      See attached Form 8-K dated June 26, 1996 reporting the change in control identified in Item 5 above.


<page 3>


                          SIGNATURES





      Pursuant to the requirements of the Securities and
Exchange Act  of  1934, the registrant has duly caused this
report  to  be signed      on  its  behalf  by  the
undersigned,  thereunto   duly authorized:



                                   THE BUD FINANCIAL GROUP, INC.

Date:  June 26, 1996                 By:    /s/  Larry  E. Clark
                                        Larry E. Clark, President




L7(b)10QSep95.bfg

<page 4>



June 24, 1996


BOARD OF DIRECTORS
THE BUD FINANCIAL GROUP, INC.

The accompanying Statement of financial Position, Statement of Operations, and Statement of Cash Flow for THE BUD FINANCIAL GROUP, INC. for the nine months ended September 30, 1995 have been compiled by us.

A compilation is limited to presenting, in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying Statement of Financial Position, Statement of Operations and Statement of Cash Flow and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements they might influence the user's conclusions about the company's financial position. Accordingly, The Statement of Financial Position, Statement of Operations, and Statement of Cash Flow are not designed for those who are not informed about such matters.

Casper & Casper


<page 5>





                     THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)

                     STATEMENT OF FINANCIAL POSITION


                                             Sept 30,        December 31,
                                              1995              1994
                                           (Unaudited)        (Audited)
                                          -------------     ------------
                   ASSETS

CURRENT ASSETS
   Cash in Bank                          $       2,496    $          -
   Cash in escrow                                5,341           5,236
   Marketable securities                          -            128,032
   Accrued interest receivable                     625             625
                                          -------------     ------------
     Total current assets                $       8,462    $    133,893
                                          -------------     ------------

OTHER ASSETS
   Notes receivable                             25,000         25,000
                                          -------------     ------------

TOTAL ASSETS                             $      33,462    $   158,893
                                          =============   ============


    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                      $         550    $    9,893
   Advances from officers                        4,500       129,484
                                          -------------     ------------
    Total current liabilities                    5,050       139,377
                                          -------------     ------------

STOCKHOLDERS' EQUITY
   Preferred stock
    $.0001 par value, 40,000,000 shares
    authorized; no shares issued and
    outstanding
   Common stock
    $.0001 par value, 500,000,000 shares
    authorized; 1,781,000 shares
    issued and outstanding                         178         178
   Additional paid in capital                   53,743      53,743
   Deficit accumulated during the
    development stage                          (25,509)    (34,405)
                                          -------------     ------------
   Total stockholders' equity                   28,412      19,516
                                          -------------     ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $      33,462    $158,893
                                          ============= ============


    See accompanying notes to financial statements

<page 6>

                      THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)

                        STATEMENT OF OPERATIONS


                                           Nine months        Year
                                              ended          ended
                                            Sept 30,      December 31,
                                              1995           1994
                                           (Unaudited)     (Audited)
                                          -------------     ------------

REVENUES
   Interest Income                       $       2,605    $      748
   Gain on sale of
     marketable securities                      21,068             -
   Other Income                                   -            6,769
                                          -------------     ------------
    Total revenues                              23,673         7,517
                                          -------------     ------------
EXPENSES
   Consulting                                   10,000             -
   Interest                                       -              184
   Office expenses                                  20         2,377
   Professional services                         3,850        14,620
   Rent exp                                       -            2,481
   Stockholder expenses                            907           177
                                          -------------     ------------
    Total expenses                              14,777        19,839
                                          -------------     ------------

NET INCOME (LOSS)                        $       8,896    $  (12,322)
                                          =============   ============


EARNINGS (LOSS) PER COMMON SHARE         $       0.005    $   (0.01)
                                          =============  ============


    See accompanying notes to financial statements

<page 7>


                      THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)

                        STATEMENT OF CASH FLOW


                                           Nine months         Year
                                              ended           ended
                                            Sept 30,       December 31,
                                              1995             1994
                                           (Unaudited)       (Audited)
                                          -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                     $       8,896    $   (12,322)
   Adjustments to net cash
     Forgiveness of debt                          -            (6,259)
     (Increase) decrease in
      accrued interest receivable                 -              (625)
     Increase (decrease) in
      accounts payable                          (9,342)         7,877
     Increase (decrease) in
      officer advances                            -             1,452
                                          -------------     ------------
    Net cash provided (to) operations             (446)        (9,877)
                                          -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES              -                 -
                                          -------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Repayments from borrowing - net            (124,985)
   Proceeds from sale of investments           128,032
   Proceeds from sale of common stock                            100
   Contribution to capital                                     4,900
   Common stock issued to pay
    accounts payable                                           5,000
                                          -------------     ------------
    Net cash provided by
      financing activities                       3,047        10,000
                                          -------------     ------------

INCREASE (DECREASE) IN CASH                      2,601           123

CASH - BEGINNING OF PERIOD                       5,236         5,113
                                          -------------     ------------
CASH - END OF PERIOD                     $       7,837    $    5,236
                                          =============     ============


    See accompanying notes to financial statements

<page 8>




                 THE BUD FINANCIAL GROUP, INC.
                 (a development stage company)

                 NOTE TO FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization - The Bud Financial Group, Inc. was organized on May 27,, 1988 under the laws of the state of Colorado. The Company was organized for the primary purpose of seeking, evaluating, and merging with other entities, and to seek financing as may be appropriate.

    Earnings Per Share - The computation of earnings (loss) per common stock is based on the weighted average number of shares outstanding during the periods presented.

    Organization Costs - The Company has amortized organization costs.

    Income Taxes - Due to net operating losses available, no provision for income taxes has been made.


2. COMMON STOCK TRANSACTION

    The Company completed its public offering in July, 1991, having sold 95,000 common shares for a total of $9,500. One-half of the proceeds has been deposited in an escrow account as required by the laws of the State of Colorado, and will be released at such time as a specific line of business is identified.

3. COMMON STOCK

    The Company was originally capitalized on May 27, 1988 by the issuance of 1,000,000 common shares, 3,000,000 "A" common stock purchase warrants, and 3,000,000 "B" common stock purchase warrants to three individuals in exchange for $7,500. In January, 1992 the Company recalled all of the outstanding warrants.

    Of the 1,781,000 shares currently outstanding, a certain number are "restricted securities" and under certain circumstances may in the future be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended.

4. RELATED PARTY TRANSACTIONS

    On June 27, 1994, the Company's board of directors issued 1,000,000 shares of par value $0.0001 Restricted Common Stock to CanAmerican Business Capital, Inc., in consider-action of a cash payment of $5,000 in order to pay legal,
<page 9>
    accounting and filing expenses of the Company. CanAmerican immediately sold these shares to Larry E. Clark.Contemporan-aisle, CanAmerican also acquired 600,000 shares of Common Stock from other shareholders of the Company. Such shares were also immediately sold by CanAmerican to Larry E.
    Clark.

    On October 31, 1994 the Company's board of directors auto-airiest the issuance of 6,000,000 restricted shares of par value $0.0001 common stock to Larry E. Clark, the Company president, for a total consideration of $30,000; $5,000 in cash and $25,000 in the form of a promissory note payable by a third party.

    On December 19, 1994, the Company's board of directors authorized a 1-for-5 reverse split of the company's common stock effective January 4, 1995 with a record date of January 3, 1995.

    On December 19, 1994, the Company's board of directors authorized the issuance of 56,800 share of its restricted Series "A" Preferred Stock to Larry E. Clark, the Company president, in exchange for his net proceeds in the amount of $128,032.20 from his brokerage sale of 56,800 shares of common stock of Radiation Care, Inc. The Company then used such proceeds to purchase 56,800 share of Radiation Care in the market for 128,032.20.

    On March 23, 1995, the Company sold the 56,800 shares of
    Radiation Care for $149,100.

    On April 1, 1995 the Company's board of directors adopted, by unanimous consent, to return to Larry E. Clark the sum of $128,032.20 which he paid for 56,800 shares of the restricted Series "A" preferred stock and the transaction was declared rescinded and the shares of stock cancelled. The corporation kept the approximately $21,000 profit it made by investing said sum.

<page 10>