Form 10KSB
period 1995-12-31
BUD FINANCIAL GROUP INC
filed 1996-06-28
CIK 843297

FORM 10-KSB
                     SECURITIES AND EXCHANGE
                    COMMISSION Washington, D.C. 20549


     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995.


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ______________ to _____________

                    Commission File No. 33-25779

                  THE BUD FINANCIAL GROUP, INC.
    (Exact name of registrant as specified in its charter)


         Colorado                              84-1100609
- ------------------------------               -------------------
State or other jurisdiction of                (I.R.S. Employer
incorporation  or organization                 Identification No.)

  33806 North 70th Way, Terra Vita #BH-36
         Scottsdale, Arizona                         85377
- -------------------------------------------      -----------
(Address  of  principal executive offices)        (Zip Code)

Registrant's  telephone number, including area code:  (602)488-8431


  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate  by  check mark whether the Registrant  (1)
has filed all reports required to be filed by Section 13 or 15 (d)
of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X   No

       The aggregate market value of the common voting stock held by non-affiliates as of December 31, 1995: Not
Determinable.

        Shares outstanding of the Registrant's common stock as of December 31, 1995: 1,781,000 shares.
<page 1>

                            PART I


Item 1.   Description of Business.
     (a)  General Development of Business.
       The  Bud  Financial  Group,  Inc.  (the  "Registrant"
or "Company") was incorporated in the State of Colorado on June 6, 1988, to raise capital and then seek out, investigate and acquire suitable assets and properties of any kind which
management believed  had  good  business potential.   No
specific  type  of business  or  industry was pre-determined or
contemplated.   The Company  was formed as a public blind pool
(blank check) company, for the purpose of seeking a business acquisition without regard to any specific industry or business.

      The Company's public offering was made pursuant to a Registration Statement on Form S-18 filed under the Securities Act of 1933 with the Securities and Exchange Commission in Denver, Colorado. The Company raised $9,500.00 through the sale of 95,000 shares of par value $.0001 Common Stock. The offering was declared effective on February 14, 1990 and was completed on July 12, 1991.

      On January 10, 1992, the Board of Directors gave 30 days written notice of expiration of all the Company's outstanding 3,000,000 "A" warrants, exercisable at $.20 and all of the Company's outstanding 3,000,000 "B" warrants, exercisable at $.50 to all holders thereof. Consequently, all "A" and "B" warrants expired without exercise.

      On January 13, 1992, the Board of Directors authorized the issuance of 400,000 shares and 100,000 shares of par value $0.0001 Restricted Common Stock respectively to its President, Thomas L. McCrimmon and its Vice President, David
G. Barker in consideration for services rendered to the Company valued at $500. The Company's Transfer Agent actually issued the shares on May 26, 1992.
<page 2>

      On May 29, 1992, the Board of Directors issued 100,000 shares of par value $0.0001 Restricted Common Stock to its Vice President, Arnie Ford and 100,000 each to two unaffiliated individuals for an aggregate 300,000 shares in consideration for services rendered to the Company valued at $300.

      On August 16, 1993, the Board of Directors issued 10,000 shares of par value $0.0001 Restricted Common Stock, 5,000 shares each to its Vice President, Arnie Ford, and to an unaffiliated individual in consideration for services rendered to the Company valued at $500.

      On  December 3, 1993, the Board of Directors issued
400,000 shares  of  par  value  $0.0001 Restricted Common
Stock to its President, Thomas L. McCrimmon in consideration for services rendered to the Company valued at $500.

      On June 27, 1994, the Board of Directors issued 1,000,000 shares of par value $0.0001 Restricted Common Stock to CanAmerican Business Capital, Inc., in consideration of a cash payment of $5,000 in order to pay legal, accounting and filing expenses of the Company. CanAmerican Business
Capital,  Inc., immediately sold these shares to Larry E.
Clark. Larry E. Clark also acquired 575,000 shares of par value $0.0001 Common Stock from other shareholders of the Company.

      On October 31, 1994, the Company's board of directors authorized the issuance of 6,000,000 restricted shares of par value $0.0001 common stock to Larry E. Clark, the Company President, for a total consideration of $30,000;
$5,000  in
cash and $25,000 in the form of a promissory note payable by a third party.
<page 3>

      On December 19, 1994, the Company's board of directors authorized a 1 for 5 reverse split of the Company's common stock effective January 4, 1995 with a record date of January 3, 1995. Also, on December 19, 1995, the Company's board of directors authorized the issuance of 56,800 shares of its restricted Series A Preferred Stock to Larry E. Clark, the Company president, in exchange for his net proceeds in the amount of $128,032.20 from his brokerage sale of 56,800
shares of Common Stock of Radiation Care,  Inc.   The  Company
then used such proceeds to purchase 56,800 shares of Radiation Care, Inc. Common Stock in another brokerage transaction.
      On January 12, 1995, the Company sent a Private Placement Memorandum to approximately 30 shareholders of Radiation Care, Inc. who the Company reasonably believed to be "accredited investors", as defined in Rule 501(a) of
Regulation D promulgated under   the  Securities  Act  of
1933,   The  Private  Placement Memorandum sought to have such
individuals exchange their shares of Radiation Care, Inc. for shares of the Company's Series A Preferred Stock. The Company received no offers to enter into such exchanges from any of such individuals prior to the March 31, 1995 expiration date.
      On April 1, 1995, the board of directors of the Company, by unanimous consent, agreed to rescind and cancel the December 19, 1994 transaction with Larry E. Clark and return to Mr. Clark the sum of $128,032.20 he had paid for 56,800 shares of Series A Preferred stock of the Company on the conditions that the shares of Series A Preferred Stock were returned and canceled and that the Company keep the approximately $21,000.00 profit it had made on the sale of the Radiation Care, Inc. shares.
      On June 10, 1996, Larry E. Clark sold 1,415,000 shares of common stock of Company to a group consisting of Ronald Conquest, Jay S. Hoffman, T.L. "Thom" Holmes and Steven E. Trabish. Please see Item 13(b).
<page 4>

      (b)  Financial Information about Industry Segments
      The  Registrant  does not presently have separate
industry segments.
     (c)  Narrative Description of the Business
      The Company's current business plan is to seek one or more potential business ventures, anywhere in the United States, which, in the opinion of management may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures
which may be available to it will  be extremely  limited.   The
Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in a business venture of essentially any kind or nature. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive upon the discretion of management.
     The Company will be subject to certain reporting obligations to the Securities and Exchange Commission and must submit certain information about significant acquisitions including certified financial statements for up to three prior fiscal
years.   Thus, it  is the intention of management to look for
acquisitions which can meet these requirements.
      The Company will not restrict its search for any specific kind of firms, but may acquire a venture in its preliminary or development stage, may participate in a business which is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the
<page 5>

Company may participate, in that the venture may need additional capital, may merely desire to have its
shares  publicly  traded,  or  may  seek  other   perceived
advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desire to establish a public trading market for its common stock.

      The Company may acquire a business venture by conducting
a reorganization  involving  the  issuance  of  securities  in
the Company.   Due to the requirements of certain provisions
of the Internal Revenue Code of 1954 (as amended) in order to obtain certain beneficial tax consequences in such reorganizations, the number of shares held by all of the present shareholders of the Company prior to such transaction or reorganization, including persons purchasing shares in this offering, may be substantially less than the total outstanding shares held by such shareholders in any reorganized entity. As noted above, such a transaction may be based upon the sole determination of management without any vote or approval by the shareholders of the Company.
The result of any such reorganization could be additional dilution to the shareholders of the Company prior to such reorganization. If the Company were to issue substantial additional securities in any such reorganization, or otherwise, such issuance may have an adverse effect on any trading market which may develop in the Company's securities in the future.

Item 2.   Office Facilities and Employees.
      The  Company  has  no  employees.   The  Company
presently maintains its business office at 33806 North 70th
Way, Terra Vita #BH-36, Scottsdale, Arizona 85377, which is the home/business office of its President.
<page 6>

Item 3.   Properties.
      The Registrant presently has no properties, no significant assets and no significant operating capital.

Item 4.   Legal Proceedings.
       There are not currently any material pending legal proceedings to which the Registrant is a party and no such proceedings are known to the Registrant to be threatened or contemplated by or against it.

Item 5. Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.
<page 7>

                            PART II

Item  6.    Market  for  Registrant's Common Equity  and
            Related Stockholder Matters.

     (a)  Market Information.
      There is presently no established public trading market for the Registrant's common stock. Present management is unaware of any active trading within the past two years.

     (b)  Holders.
     The approximate number of record holders of the Registrant's common stock as of December 31, 1995 is 16.

     (c)  Dividends.
      The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 7.   Selected Financial Data.

       The   Company   is  authorized  by  its   Certificate
of Incorporation to issue up to 500,000,000 shares of common
stock, $.0001  par  value.   The  Company is  also  authorized
by it's Certificate of Incorporation to issue up to 40,000,000 shares of preferred stock at $.0001 par value.

Item 8.   Managements Discussion and Analysis of
          Financial Conditions and Results of Operations.
<page 8>

      During the fiscal year 1995, the Company continued to be a development stage entity and as yet has posted no sales or revenues except income earned from investments.

      Pursuant to Colorado law, 50% of the funds raised in the initial public offering are being held in an interest
bearing escrow  account.   Such funds will be held in  escrow
until the Company identifies a specific line of business and as a result a transaction or series of transactions utilizing at least 50% of the gross proceeds received from the sale of the registered securities are committed as defined in Colorado Rule 3.4 A-6.

               (a)  Results of Operations - 1995

      Expenses during 1994 and 1995 consisted of attorney's and auditors's fees, filing fees, and general operating expenses. The Company anticipates operating costs will increase during the next fiscal year due to acquisitions and acquisitions costs.
As of December 31, 1995, the Company had no material commitments for capital expenditures. During 1994 the Company purchased 56,800 shares of Radiation Care, Inc., in a brokerage transaction. During 1995 these shares were sold at a gain of approximately $21,000.00.

     (b)  Results of Operations.

      The Company is still in the development stage and has no ongoing operations.

Item 9.   Financial Statements.

      Audited financial statements are included elsewhere herein as part of this report. The Company has only assets and minimal liabilities therefore no selected financial data is presented.

<page 9>

Item 10. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have not been any disagreements between the Registrant and its certifying accountants on any matter of  accounting principles  or  practices,  financial  statement
disclosure   or auditing scope or procedure, or any other
reportable event.   The change  of the Registrant's registered
office from Tampa, Florida to Scottsdale, Arizona during the fiscal year necessitated a change in its certifying accountants in order to keep the expense as economical as possible.

<page 10>

                           PART III

Item 11.  Directors and Executive Officers.

     (a)  Identification of Directors.

Name                     Age       Position Held

Larry E. Clark*                         Director and President

Donna J. Rose*                          Director

Jacquelyn Clark*                        Secretary, Treasurer and
                                        Director

     (b)  Identification of Executive Officers

     Same as above.

     (c)  Significant Employees.

     The Registrant has no significant employees.

     (d)  Family Relationships.

      Jacquelyn Clark is the spouse of Larry E. Clark,  Donna
J. Rose is the daughter-in-law of Larry E. Clark and Jacquelyn Clark.


          (e)  Business Experience.


               (1)  Background.


Larry E. Clark, President and Director*
      Larry  E.  Clark attended the Colorado School of Mines
and graduated  in 1943 from the U.S. Merchant Marine Academy with  a degree  in  Naval  Science,  and  graduated  in  1948
from   the University


* This individual has resigned as an officer and director effective July 1, 1996. Please see Item 13(b)
<page 11>

of  Wyoming with a degree in Business Administration.  From
1963 to  1969, he was President of Clark-Knoll & Associates,
Inc.,  a Denver  Colorado  management  consulting  firm
specializing   in corporate  mergers and acquisitions.  After
moving to  Salt  Lake City,  Utah,  Mr. Clark served from 1970 to 1975 as President of Petro-Silver, Inc., a small public company which engaged in the oil and gas business. He was instrumental in purchasing and enlarging the Bauer, Utah
refinery for Petro-Silver, Inc.   This is  the only known refinery
for the extraction and processing of fossil resin from coal. This plant was later acquired by Hercules, Inc.
      From 1975 to 1981, Mr. Clark was President of Larry Clark
& Associates and engaged in corporate mergers and acquisitions.
In 1981, Mr. Clark formed Hingeline-Overthrust Oil & Gas, Inc., which became a public company through an Initial Public Offering the same year. The Company was subsequently merged into Whiting Petroleum Corporation of Denver, Colorado and Mr. Clark served on the Whiting Board of Directors until the corporation was merged into I.E.S. Industries in 1992. Since that time, Mr. Clark has returned to personal investments and his merger and acquisition work as President of Larry Clark
& Associates.

Donna J. Rose, Director*
     Donna J. Rose, a fellow with the American College of
Health Care, Administrators, is currently the Administrator at
North Las Vegas Care Center, a 182-bed skilled care nursing
facility.   The property is owned by Horizon HealthCare
Facility.

     In 1993 Governor Bob Miller appointed Ms. Rose to the
Nevada State  Board  of  Examiners for Nursing Home
Administrators.
In 1994 she was elected Secretary/Treasurer of that Board.

      Among her other activities, Ms. Rose serves as a member of the Nursing Advisory Board for Southern Nevada Community
College, she

* This individual has resigned as an officer and director effective July 1, 1996. Please see Item 13(b)
<page 12>

is a member of the Board of Directors of the Nevada Chapter of the American College of Health Care Administrators, and past Southern Council Chair of the Nevada Health Care
Association.

      A  graduate from San Francisco State University,  Ms.
Rose earned a M.A. in Administration from Brigham Young
University in Provo, Utah. She has been a health care administrator for over ten years.

      Donna J. Rose is the daughter-in-law of the Company president, Larry E. Clark.

Jacquelyn Clark, Director and Secretary-Treasurer*
      Jacquelyn Clark attended Utah State University and Arizona State University where she studied Business and
Secretarial Science.   Mrs.  Clark worked as an executive
secretary for six years for Humble Oil (Exxon) in Los Angeles and for Richfield Oil in Salt Lake City. Mrs. Clark worked for several years as a legal secretary with a Salt Lake City law firm.

      For  the past fifteen years, Mrs. Clark has been a
director and secretary-treasurer of Vector Equipment Company,
Inc. in Salt Lake City,  Utah.   In  recent  years she has  served
on  many local committees and other civic activities.

      Jacquelyn Clark, is the wife of Company president, Larry
E. Clark.

     (2)  Directorships.

      Larry E. Clark*, is a director in InMedica Development Corporation, a Utah corporation, which is
subject  to   the requirements of Section 15(d) of the Exchange
Act. None of the Registrant's other directors, nor any person nominated or chose to become a director holds any other directorships in any other

* This individual has resigned as an officer and director effective July 1, 1996. Please see Item 13(b)
<page 13>

company with a class of securities registered pursuant to
Section 12, of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

          (f)  Involvement in Certain Legal Proceedings.

          None.

          (g)  Compliance with Section 16(a) of the Exchange

          Act Not applicable.

Item 12.  Executive Compensation.

          (a)  Cash Compensation.

      During  the  last  fiscal year, none  of  the
registrant's officers or directors individually received any
salary,  wage  or other   compensation.   During  the  current
fiscal    year   the registrant  has no present plans to pay
compensation to officers or directors.

     (b)  Compensation Pursuant to Plans.

      There  are presently no retirement, stock option  or
other plans   or  arrangements  pursuant  to  which  cash  or
non-cash compensation was paid or is proposed to be paid or distributed in the future to any of the current executive officers of the Registrant.

     (c)  Other Compensation.

     There is no other compensation paid to executive officers.

     (d)  Compensation of Directors.

     None.
<page 14>


Item 13. Security Ownership of Certain Beneficial Owners and Management.


     (a)  Security Ownership of Certain Beneficial Owners.


     The following tabulates holdings of Common Shares of The
Bud Financial Group, Inc., as of June 10, 1996, held by all Directors, Officers and Principal Shareholders individually and as a group.



                                     Number of Shares
Names and Addresses of               of Common Stock        Percent of
Officers and Directors               (1)    Owned          Common Stock
- ----------------------               ----------------       -----------
Thomas L. McCrimmon                       150,000                8%
3816 West Linbaugh, #408
Tampa, Florida 33624

Larry E. Clark                           100,000                  6%
33806 North 70th Way, Terra Vita #B-36
Scottsdale, Arizona 85377

Ronald Conquest, Jay S. Hoffman, T.L.  1,415,000                  79%
"Thom" Holmes and Steven E. Trabish
c/o 1999 Avenue of the Stars, Ste. 2050
Los Angeles, California 90067
See Section 13(b)

All officers and
directors as a group (3 persons)         100,000                   79%


     (b)  Changes in Control.

      On June 10, 1996, Larry E. Clark sold 1,415,000 shares (approximately 79%) of Company to a group consisting of Ronald Conquest, Jay S. Hoffman, T.L. "Thom" Holmes and Steven E. Trabish. As a part of this transaction Mr. Clark, Donna J. Rose and Jacquelyn Clark resigned as directors of Company effective July 1, 1996. Ronald Conquest, John H. Berry and T.L. "Thom" Holmes were appointed as new directors of Company effective July 1, 1996.

Item 14.  Certain Relationships and Related Transactions.

      See Item 1(a), General Development of Business under Description of Business.
<page 15>

                            PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:
      1. Financial Statements examined and reported upon by Thomson and Co., Independent Certified Public Accountants, containing Balance Sheets at December 31, 1995, and Statements of Operations, Shareholders Equity (Deficit) and Cash Flows for the three fiscal years preceding December 31, 1995, together with consent of accountants.

     2.   Financial Statement Schedules are not applicable.

     3.   Form 8-K filed by Company dated June 10, 1996.
      4. Exhibits listed in the following index are included as part of this report. Those documents which have previously been filed as an exhibit to a registration statement or report under the Securities Act or the Exchange Act are incorporated herein by reference into such reports and are marked "previously filed."

                         EXHIBIT INDEX
No.       Description
3.1       Articles  of  Incorporation                Previously Filed
3.2       Articles  of  Amendment                    Previously Filed
3.3       By-Laws                                    Previously Filed
4.1       Specimen  Stock  Certificate               Previously Filed

<page 16>



                          SIGNATURES

      Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the city of Salt Lake, State of Utah on this 26th day of June, 1996.

                                   THE BUD FINANCIAL GROUP, INC.



Dated:  June 26, 1996              By:  /s/ Larry E. Clark
                                      Larry E. Clark, President


     SIGNATURES

      Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Date:  June 26, 1996               By:   /s/ Larry E. Clark
                                      Larry E. Clark, President
                                      and Director


Date:  June 26, 1996               By:   /s/ Donna J. Rose
                                      Donna J. Rose, Vice
                                      President and Director

Date:  June 26, 1996               By:   /s/ Jacquelyn Clark
                                      Jacquelyn Clark, Secretary
                                      and Director


L7(b)10-K.bfg

<page 17>




                 THE BUD FINANCIAL GROUP, INC
                 (A Development Stage Company)

                     FINANCIAL STATEMENTS

           FOR THE TWO YEARS ENDED DECEMBER 31, 1995

                             WITH

                 INDEPENDENT AUDITOR'S REPORT
<page 18>


                 THE BUD FINANCIAL GROUP, INC
                 (A Development Stage Company)


                           CONTENTS

                                                           PAGE

Independent Auditor's Report                                 1

Balance Sheet                                                2

Statement of Operations                                      3

Statement of Stockholders' Equity                           4-5

Statement of Cash Flows                                      6

Notes to Financial Statements                               7-9

<page 19>



Independent Auditor's Report

Directors and Stockholders'
THE BUD FINANCIAL GROUP, INC.
Salt Lake City, Utah

I have audited the accompanying balance sheet of The Bud Financial Group, Inc. (a development stage company) as of December 31, 1995 and the related statements of operations, stockholders' equity and cash flows from July 1, 1994 to
December 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of The Bud Financial Group, Inc. from January 1, 1994 to June 30, 1994 and as to development stage cumulative totals from inception (May 27, 1988) to June 30, 1994 were audited by other auditors whose reports included an explanatory paragraph with respect to the Company's ability to continue as a going concern.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bud Financial Group, Inc. (a development stage company) at December 31, 1995 and the results of its operations and its cash flows from July 1, 1994 to December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company is in the development stage and has limited assets, working capital, and sustained losses during its development stage which raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
May 16,  1996

<page 20>


                   THE BUD FINANCIAL GROUP, INC.

                   (A Development Stage Company)


                        BALANCE SHEET


                 ASSETS
                                                     December 31,
                                                         1995
                                                    -------------
CURRENT ASSETS
    Cash in bank                                    $     725
    Cash in escrow                                      5,391
    Accrued interest receivable, less allowance
      of $1,250                                             -
    Deferred tax asset                                  3,938
                                                    ---------

          Total current assets                         10,054
                                                    ---------

OTHER ASSETS
    Notes receivable, less allowance of $25,000             -
                                                    ---------

TOTAL ASSETS                                        $  10,054
                                                    =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                               $     300
     Advances from officer                              4,500
     Accrued interest payable                             273
                                                    ---------

           Total current liabilities                    5,073
                                                    ---------


STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value,
       40,000,000 shares authorized; no shares
       issued and outstanding                               -
     Common stock, $.0001 par value, 500,000,000
       shares authorized; 1,781,000 shares issued and
       outstanding                                        178
     Additional paid-in capital                        53,743
     Deficit accumulated during the development
       stage                                          (48,940)
                                                    ---------
          Total stockholders' equity                    4,981
                                                    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  10,054
                                                    =========


The accompanying notes are an integral part of these financial statements.
<Page 21>


                     THE BUD FINANCIAL GROUP, INC.

                     (A Development Stage Company)


                        STATEMENT OF OPERATIONS


                              For The       For The         Cumulative
                              Year Ended     Year Ended      During the
                              December 31,   December 31,    Development
                                 1995           1994            Stage
                            ------------   -------------     -----------

REVENUES
    Interest Income              $3,280          $748        $4,563
    Gain on sale of
      marketable securities      21,068             -        21,068
    Other income                      -         6,769         6,769

       Total revenues            24,348         7,517        32,400

EXPENSES
    Amortization                      -             -           500
    Consulting                   10,000             -        10,800
    Interest                        273           184         1,148
    Miscellaneous                     -             -           125
    Offering expenses                 -             -        12,000
    Office expenses                  31         2,377         2,542
    Rent                              -         2,481         2,781
    Research fees                     -             -           300
    Professional services         4,925        14,620        25,713
    Stock transfer fees           1,342           177         2,507
    Travel                            -             -           612
    Bad debt expense             26,250             -        26,250

       Total expenses            42,821        19,839        85,278

NET INCOME (LOSS) BEFORE TAXES  (18,473)      (12,322)      (52,878)

(PROVISIONS) FOR BENEFIT OF
INCOME TAXES                      3,938             -         3,938

NET INCOME (LOSS)              (14,535)      (12,322)      (48,940)

EARNINGS (LOSS) PER COMMON
SHARE                         $  (0.01)     $  (0.01)      $ (0.09)

The accompanying notes are an integral part of these financial statements.
<page 22>


                      THE BUD FINANCIAL GROUP, INC.
                     (A Development Stage Company)

                    STATEMENT OF STOCKHOLDERS' EQUITY





                                                                                Cumulative
                                            Common Stock         Additional    During the
                                                                   Paid-In     Development
                                            Shares     Amount      Capital       Stage
                                           ---------   --------  ------------  -------------

BALANCE, Inception (May 27, 1988                   -   $      -    $       -   $      -

May 27, 1988, issuance of $.0001
  par value common shares at
  $.00125 per share                        1,000,000        100        7,400          -

Rent for 1988 provided by the
  Company's President                              -          -          100          -

Net income (loss) from inception to
  December 31, 1988                                -          -            -    (13,344)

BALANCE,  December 31, 1988                1,000,000        100        7,500    (13,344)

Rent for 1989 provided by the
  Company's President                              -          -          100          -

Net income (loss) for the year
  ended December 31, 1989                          -          -            -    (11,949)

BALANCE,  December 31, 1989                1,000,000        100        7,600    (25,293)

Rent for 1990 provided by the
  Company's President                              -          -          100          -

Net income (loss) for the year
  ended December 31, 1990                          -          -            -    (13,190)

BALANCE, December 30, 1990                  1,000,000       100        7,700    (38,483)

Issuance of common shares
  for cash at various dates at
  $.10 per share                               95,000        10        9,490         -

Net income (loss) for the year
  ended December 31, 1991                           -         -            -    23,234

BALANCE, December 31, 1991                  1,095,000       110       17,190   (15,249)

Issuance of common stock for
  services at approximately par
  value ($.001)                               800,000        80          721          -

Net Income (Loss) for the year
  ended December 31, 1992                           -         -            -     (4,042)

BALANCE, December 31, 1992                  1,895,000       190       17,911     (19,291)

Issuance of common stock
for cash at  $.052 per share                   10,000         1          519          -

Issuance of common stock
for services $.00075 per share                400,000        40          260          -

Cancellation of common shares issued         (400,000)      (40)          40          -

Net income (loss) for the
year ended December 31, 1993                        -          -           -     (2,792)

BALANCE, December 31, 1993                  1,905,000    $   191     $18,730   $(22,083)

Continued page 23

The accompanying notes are an integral part of these financial statements.

<page 23>

                     THE BUD FINANCIAL GROUP, INC.
                     (A Development Stage Company)


                   STATEMENT OF STOCKHOLDERS' EQUITY



                                                                        Cumulative
                                            Common Stock    Additional  During the
                                                            Paid-In   Development
                                          Shares     Amount Capital     Stage
                                         --------   ------- --------  ------------

BALANCE, December 31, 1993               1,905,000    $191    $18,730    $(22,083)


Issuance of common stock

  in exchange for services at
  $.005 per share                        1,000,000     100      4,900            -


Issuance of common shares
  for $5,000 cash and $25,000 note,
  December 1994 at $.005 per share       6,000,000     600     29,400            -

 1 for 5 reverse split of
   the Company's common stock            (7,124,000)   (713)       713            -

Net income (loss) for the year
  ended December 31, 1994                        -       -           -     (12,322)

BALANCE, December 31, 1994               1,781,000     178      53,743     (34,405)

Net income (loss) for the year
  ended December 31, 1995                        -       -           -     (14,535)

BALANCE, December 31, 1995               1,781,000    $178     $53,743    $(48,940)






The accompanying notes are an integral part of these financial statements.

<page 24>









                      THE BUD FINANCIAL GROUP, INC.

                      (A Development Stage Company)


                         STATEMENT OF CASH FLOW


                               For The      For the      Cumulative
                              Year ended  Year ended     During the
                            December 31, December 31,   Development

                                1995          1994          Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)           $(14,535)     $(12,322)    $(48,940)
   Adjustments to reconcile
   net income (loss) to net cash
   used by operations
     Organization costs               -             -          (500)
     Research fees paid by            -             -           300
     common stock
     Bad Debt allowance          26,250             -        26,250
     Amortization                     -             -           500
     Forgiveness of debt              -        (6,259)       (6,259)
     Rent provided free               -             -           200
     Deferred tax asset          (3,938)             -       (3,938)
     Changes in assets and
     liabilities
       Increase in accrued
       interest receivable         (625)         (625)       (1,250)
       Increase (decrease) in
       accounts payable          (9,592)         7,877          993
       Increase in accrued
       interest payable             273              -          273
       Increase in officer
       advances                       -          1,452        1,452

          Net cash provided
          (used) by operations   (2,167)        (9,877)     (30,919)

CASH FLOWS FROM INVESTING ACTIVITIES  -              -            -


CASH FLOW FROM FINANCING ACTIVITIES:

   Proceeds from borrowing            -              -        6,906
   Repayments of borrowing-net (124,985)             -     (126,323)
   Proceeds from sale of
   investments                  128,032              -      128,032
   Proceeds from sale of
   common stock                       -            100       18,420
   Contribution to capital            -          4,900        5,000
   Common stock issued to pay
   accounts payable                   -          5,000        5,000

     Net cash provided by
     financing activities         3,047         10,000       37,035

INCREASE (DECREASE) IN CASH         880           123         6,116

CASH  -  BEGINNING OF PERIOD      5,236         5,113            -

CASH  -  END OF PERIOD           $6,116        $5,236        $6,116

NONCASH TRANSACTIONS
   Stock issued to pay for
   services and expenses         $    -        $5,000        $6,101

SUPPLEMENTAL DISCLOSURES
   Interest                      $  273        $  184        $1,148
   Taxes                         $    -        $    -        $   40


The accompanying notes are an integral part of these financial statements.
<page 25>



                 THE BUD FINANCIAL GROUP, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Colorado on May 27, 1988 and has elected a fiscal year end of December 31st. The Company was organized for the primary purpose of seeking, evaluating, and merging with other entities, and to seek financing as may be appropriate. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No.
7. The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirement of the Company and other relevant factors.

Earnings Per Share - The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Organization   Costs   -   The  Company   has   amortized   its
organization  costs,  which  reflected  amounts   expended   to
organize the company, over sixty (60) months using the straight-line method.

Income Taxes - Due to net operating losses available at December 31, 1995 no provision for income taxes has been made. There are deferred income taxes resulting from expense items being reported for financial accounting and tax reporting purposes in different periods.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From Inception (May 27, 1995) to December 31, 1995, from time to time, the Company has issued stock for payment of services rendered and certain expenses. There has been no non-cash investing or financing activities.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2  -  COMMON STOCK TRANSACTION

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

A certain number of common shares currently outstanding are "restricted securities" and in the future may be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended.

<page 26>

                 THE BUD FINANCIAL GROUP, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

NOTE 2  -  COMMON STOCK TRANSACTION  -  CONTINUED

On December 19, 1994, the Company's board of directors authorized a 1-for-5 reverse split of the company's common stock effective January 4, 1995 with a record date of January 3, 1995. Per share amounts and equity accounts have been adjusted to reflect this transaction.

NOTE 3  -  RELATED PARTY TRANSACTIONS

On June 27, 1994, the Company's Board of Directors authorized to be issued 1,000,000 shares of par value $0.0001 Restricted Common Stock to CanAmerican Business Capital, Inc., in consideration of a cash payment of $5,000 in order to pay legal, accounting and filing expenses of the Company. CanAmerican immediately sold these shares to Larry E. Clark, the Company President. Concurrently, CanAmerican also acquired 600,000 shares of Common Stock from other shareholders of the Company. Such shares were also immediately sold by CanAmerican to Larry E. Clark.

On October 31, 1994 the Company's Board of Directors authorized the issuance of 6,000,000 restricted shares of par value $0.0001 common stock to Larry E. Clark, for a total consideration of $30,000; $5,000 in cash and $25,000 in the form of a promissory note payable by a third party.

On December 19, 1994, the company's Board of Directors authorized the issuance of 56,800 shares of its restricted Series "A" Preferred Stock to Larry E. Clark, in exchange for net proceeds in the amount of $128,032.20 from his brokerage sale of 56,800 shares of common stock of Radiation Care, Inc. The Company then used such proceeds to purchase 56,800 shares of Radiation Care, Inc. in the market for $128,032.

On  March  23,  1995,  the Company sold the  56,800  shares  of
Radiation Care, Inc. for $149,100.

On April 1, 1995 the Company's Board of Directors adopted, by unanimous consent, to return to Larry E. Clark the sum of $128,032 which he paid for the 56,800 shares of restricted Series "A" preferred stock and the transaction was declared rescinded and the shares of stock canceled. The Company kept the approximately $21,000 profit it made by holding on to the 56,800 shares of Radiation Care, Inc. common stock until sold.

The Company in 1995 paid $10,000 for consulting and management services to a related party.

NOTE 4  -  GOING CONCERN

     The company has experienced a loss of $18,473 in 1995. The Company has very little operating capital and limited assets and has sustained losses during its development stage. In light of the above circumstances, the ability of the Company to
continue  as  a going concern is substantially in  doubt.   The
financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and pay expenses to keep it in existence and may sell stock or borrow funds to meet future cash and operational needs. The Company will continue to seek a merger.

<page 27>

                 THE BUD FINANCIAL GROUP, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS


NOTE 5  -  INCOME TAXES

     Income tax (provision) or benefit consists of the following:

          Estimated current taxes payable              $ (1,167)
          Deferred tax assets                             3,938
          Benefit of utilization of NOL carryforwards     1,167
                                                       --------
                                                       $  3,938


     The income tax provision differs from the expense that would result from applying federal statutory rates to income before taxes because of a temporary difference in the recognition of uncollectible interest and note receivable for book and for tax purposes.

     For tax purposes, the Company had available at December 31, 1995, net operating loss ("NOL") carryforwards for regular Federal income tax purposes of $34,345. $7,777 of this will be used to offset the estimated current tax liability of $1,167 as shown in the provision for income taxes above. The remaining balance of NOL carryforwards of $26,568 will expire as shown below. A valuation allowance of $3,985 has been established for those tax credits which are not expected to be realized.

               Year      Amount
               ----     --------
               2005      $ 6,287
               2006        1,124
               2007        4,043
               2008        2,792
               2009       12,322
                         -------
                         $26,568
                        ========

NOTE 6  -  NOTE RECEIVABLE

     Due to the uncertainty as to the collectibility of the $25,000 note receivable and its associated accrued interest shown in the balance sheet, a valuation allowance has been applied to each amount. The combined amount of the allowances of $26,250 is shown as a bad debt expense in the statement of operations for 1995.

<page 28>


                 THE BUD FINANCIAL GROUP, INC
                 (A Development Stage Company)

                     FINANCIAL STATEMENTS

           FOR THE TWO YEARS ENDED DECEMBER 31, 1994

                             WITH

                 INDEPENDENT AUDITOR'S REPORT


<page 29>

                 THE BUD FINANCIAL GROUP, INC
                 (A Development Stage Company)


                           CONTENTS

                                                           PAGE

Independent Auditor's Report                                1

Balance Sheet                                               2

Statement of Operations                                     3

Statement of Stockholders' Equity                          4-5

Statement of Cash Flows                                     6

Notes to Financial Statements                              7-9

<page 30>





Independent Auditor's Report

Directors and Stockholders
THE BUD FINANCIAL GROUP, INC.
Salt Lake City, Utah

I have audited the accompanying balance sheet of The Bud Financial Group, Inc. (a development stage company) as of December 31, 1994 and the related statements of operations, stockholders' equity and cash flows from July 1, 1994 to
December 31, 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of The Bud Financial Group, Inc. from January 1, 1994 to June 30, 1994 and as to development stage cumulative totals from inception (May 27, 1988) to June 30, 1994 were audited by other auditors whose reports included an explanatory paragraph with respect to the Company's ability to continue as a going concern.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bud Financial Group, Inc. (a development stage company) at December 31, 1994 and the results of its operations and its cash flows, from July 1, 1994 to December 31, 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company is in the development stage and has limited assets, working capital, and sustained losses during its development stage which raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters is also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
August 15,  1995

<page 31>


                THE BUD FINANCIAL GROUP, INC.

                (A Development Stage Company)


                       BALANCE SHEET



                     ASSETS
                                                   December 31,
                                                       1994
CURRENT ASSETS
    Cash in bank                                    $       -
    Cash in escrow                                      5,236
    Marketable securities                             128,032
    Accrued interest receivable                           625

          Total current assets                        133,893

OTHER ASSETS
    Note receivable                                    25,000

                                                       25,000

TOTAL ASSETS                                         $158,893


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                $  9,893
     Advances from officer                            129,484

           Total current liabilities                  139,377


STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value,
       40,000,000 shares authorized; no shares
       issued and outstanding                               -
     Common stock, $.0001 par value, 500,000,000
       shares authorized; 1,781,000 issued and
       outstanding                                        178
     Additional paid-in capital                        53,743
     Deficit accumulated during the development
       stage                                          (34,405)

          Total stockholders' equity                   19,516

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $158,893


The accompanying notes are an integral part of these financial statements.

<page 32>

                  THE BUD FINANCIAL GROUP, INC.

                  (A Development Stage Company)


                     STATEMENT OF OPERATIONS


                               For The       For The     Cumulative
                              Year Ended   Year Ended    During the
                             December 31,  December 31, Development
                                 1994          1993          Stage
                             ------------  -----------  -----------
REVENUES
   Interest Income                 $748          $125        $1,283
   Other income                   6,769             -         6,769

         Total revenues           7,517           125         8,052

EXPENSES
    Amortization                      -            50           500
    Consulting                        -             -           800
    Interest                        184           381           875
    Miscellaneous                     -             -           125
    Offering expenses                 -             -        12,000
    Office expenses               2,377             -         2,511
    Rent                          2,481             -         2,781
    Research fees                     -           300           300
    Professional services        14,620         1,920        20,788
    Stock transfer fees             177           266         1,165
    Travel                            -             -           612

         Total expenses          19,839         2,917        42,457


NET INCOME (LOSS)             $(12,322)       $(2,792)    $(34,405)


EARNINGS (LOSS) PER COMMON
SHARE                           $(0.01)        $(0.01)      $(0.10)

<page 33>

                         THE BUD FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Cumulative
                                          Common Stock       Additional   During the
                                                             Paid-In      Development
                                        Shares     Amount    Capital        Stage

BALANCE, Inception (May 27, 1988)          -       $     -     $    -      $     -

May 27, 1988, issuance of $.0001
  par value common shares at
     $.00125 per share                  1,000,000      100      7,400            -

Rent for 1988 provided by the
  Company's President                           -        -        100            -

Net income (loss) from
inception  to December 31, 1988                 -         -         -     (13,344)

BALANCE,  December 31, 1988             1,000,000       100     7,500     (13,344)

Rent for 1989 provided by the
  Company's President                           -         -       100           -

Net income (loss) for the year
  ended December 31, 1989                       -         -         -     (11,949)

BALANCE,  December 31, 1989             1,000,000       100     7,600     (25,293)

Rent for 1990 provided by the
  Company's President                           -         -       100           -

Net income (loss) for the year
  ended December 31, 1990                       -         -         -     (13,190)

BALANCE, December 30, 1990              1,000,000       100     7,700     (38,483)

Issuance of common shares
  for cash at various dates
  at $.10 per share                        95,000        10     9,490           -

Net income (loss) for the year
 ended December 31, 1991                        -         -          -     23,234

BALANCE, December 31, 1991              1,095,000       110    17,190     (15,249)

Issuance of common stock for
  services at approximately
  $.001 per share                         800,000        80       721           -

Net (Loss) for the year ended
  December 31, 1992                             -         -         -      (4,042)

BALANCE, December 31, 1992              1,895,000       190     17,911    (19,291)

Issuance of common stock for
  cash at approximately $.052
  per share                                10,000          1       519          -

Issuance of common stock for
  services at $.00075 per share           400,000         40       260          -

Cancellation of common shares issued     (400,000)       (40)       40          -

Net income (loss) for the year
  ended December 31, 1993                       -          -         -     (2,792)

BALANCE, December 31, 1993              1,905,000       $191   $18,730   $(22,083)

The accompanying notes are an integral part of these financial statements.

Continued page 34

<page 34>

                      THE BUD FINANCIAL GROUP, INC.
                      (A Development Stage Company)


                    STATEMENT OF STOCKHOLDERS' EQUITY


                                                                            Cumulative
                                             Common Stock       Additional   During the
                                                                Paid-In     Development
                                           Shares     Amount    Capital        Stage
                                          --------   -------   -----------  -----------

BALANCE, December 31, 1993                1,905,000    $191     $18,730    $(22,083)

Issuance of common stock
  in exchange for services at
  $.005 per share                         1,000,000     100       4,900           -


Issuance of common shares
  for $5,000 cash and $25,000 note
  receivable December 1994 at $.005
  per share                               6,000,000     600       29,400          -


1 for 5 reverse split of
  the Company's common stock               (7,124,000)   (713)         713          -


Net income (loss) for the year
  ended December 31, 1994                         -       -            -    (12,322)


BALANCE, December 31, 1994                1,781,000    $178      $53,743    $(34,405)







The accompanying notes are an integral part of these financial statements.



<page 35>








                    THE BUD FINANCIAL GROUP, INC.

                     (A Development Stage Company)


                        STATEMENT OF CASH FLOWS

                             For the       For the      Cumulative
                             Year ended    Year ended    During the
                            December 31,  December 31,  Development
                                1994          1993          Stage
                           -------------  ------------ -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)          $(12,322)      $(2,792)     $(34,405)
   Adjustments to reconcile
   net income (loss) to net cash
   used by operations
     Organization costs               -             -         (500)
     Research fees paid by
     common stock                     -           300           300
     Amortization                     -            50           500
     Forgiveness of debt         (6,259)             -      (6,259)
     Rent provided free               -             -           200
     Changes in assets and
     liabilities
       Increase in accrued
       interest receivable         (625)             -        (625)
       Increase (decrease) in
       accounts payable           7,877          2,361       10,585
       Increase in officer
       advances                   1,452              -        1,452

          Net cash provided
          (used) by operations   (9,877)           (81)     (28,752)


CASH FLOWS FROM INVESTING
ACTIVITIES                            -              -            -

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowing            -              -         6,906
   Repayments of borrowing-net        -           (338)       (1,338)
   Proceeds from sale of investments  -              -             -
   Proceeds from sale of common
   stock                            100            520        18,420
   Contribution to capital        4,900             -          5,000
   Common stock issued to pay
   accounts payable               5,000             -          5,000

     Net cash provided by
     financing activities        10,000           182         33,988

INCREASE (DECREASE) IN CASH         123           101          5,236

CASH  -  BEGINNING OF PERIOD      5,113         5,012              -

CASH  -  END OF PERIOD           $5,236        $5,113         $5,236

NONCASH TRANSACTIONS
   Stock issued to pay for
   services and expenses         $5,000          $300         $6,101

SUPPLEMENTAL DISCLOSURES
   Interest                        $184          $381           $875
   Taxes                           $  -          $  -            $40

The accompanying notes are an integral part of these financial statements.

<page 36>


                 THE BUD FINANCIAL GROUP, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Colorado on May 27, 1988 and has elected a fiscal year end of December 31st. The Company was organized for the primary purpose of seeking, evaluating, and merging with other entities, and to seek financing as may be appropriate. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No.
7. The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirement of the Company and other relevant factors.

Earnings Per Share - The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Organization   Costs   -   The  Company   has   amortized   its
organization  costs,  which  reflected  amounts   expended   to
organize the company, over sixty (60) months using the straight-line method.

Income Taxes - Due to net operating losses available at December 31, 1994 no provision for income taxes has been made. There are no deferred income taxes resulting form income and expense items being reported for financial accounting and tax reporting purposes in different periods. The Company has a net operating loss carry forward of $34,345 which will expire as outlined below. A valuation allowance of $5,152 has been established for those tax credits not expected to be realized.

                    Year      Amount
                    2004        $   874
                    2005         13,190
                    2006          1,124
                    2007          4,043
                    2008          2,792
                    2009         12,322
                               --------
                                $34,345

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From Inception (May 27, 1995) to December 31, 1995 the Company has issued stock for services and the payment of debt. There has been no non-cash investing or financing activities.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

<page 37>

                 THE BUD FINANCIAL GROUP, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

NOTE 2  -  COMMON STOCK TRANSACTION

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

A certain number of common shares currently outstanding are "restricted securities" and in the future may be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended.

On December 19, 1994, the Company's board of directors authorized a 1-for-5 reverse split of the company's common stock effective January 4, 1995 with a record date of January 3, 1995. Per share amounts and equity accounts have been adjusted to reflect this transaction.


NOTE 3  -  RELATED PARTY TRANSACTIONS

On June 27, 1994, the Company's Board of Directors issued 1,000,000 shares of par value $0.0001 Restricted Common Stock to CanAmerican Business Capital, Inc., in consideration of a cash payment of $5,000 in order to pay legal, accounting and filing expenses of the Company. CanAmerican immediately sold these shares to Larry E. Clark, the Company President.
Concurrently, CanAmerican also acquired 600,000 shares of Common Stock from other shareholders of the Company. Such shares were also immediately sold by CanAmerican to Larry E. Clark.

On October 31, 1994 the Company's Board of Directors authorized the issuance of 6,000,000 restricted shares of par value $0.0001 common stock to Larry E. Clark, for a total consideration of $30,000; $5,000 in cash and $25,000 in the form of a promissory note payable by a third party.

On December 19, 1994, the company's Board of Directors authorized the issuance of 56,800 shares of its restricted Series "A" Preferred Stock to Larry E. Clark, in exchange for net proceeds in the amount of $128,032 from his brokerage sale of 56,800 shares of common stock of Radiation Care, Inc. The Company then used such proceeds to purchase 56,800 shares of Radiation Care, Inc. in the market for $128,032.

NOTE 4  -  GOING CONCERN

     The company has experienced a loss of $12,322 in 1994. The Company has very little operating capital, limited assets and has sustained losses during the development stage. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial
statements   do not include any adjustments that  might  result
from the outcome of this uncertainty.

Management plans to maintain its filings and pay expenses to keep it in existence and may sell stock or borrow funds to meet future cash and operational needs. The Company will continue to seek a merger. Management believes their plans will provide the corporation with the ability to continue in existence.

<page 38>

                 THE BUD FINANCIAL GROUP, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS


NOTE 5  -  MARKETABLE SECURITIES

     Marketable securities are shown at their fair value at December
31, 1994 which at the time was the same value as cost. The marketable securities are deemed to be trading shares.

NOTE 6  -  SUBSEQUENT EVENTS

On  March  23,  1995,  the Company sold the  56,800  shares  of
Radiation Care, Inc. for $149,100.

On April 1, 1995 the Company's Board of Directors adopted, by unanimous consent, to return to Larry E. Clark the sum of $128,032 which he paid for the 56,800 shares of restricted Series "A" preferred stock and the transaction was declared rescinded and the shares of stock canceled. The Company kept the approximately $21,000 profit it made by holding on to the 56,800 shares of Radiation Care, Inc. common stock until sold.

<page 39>