Form 10QSB
period 1996-03-31
BUD FINANCIAL GROUP INC
filed 1996-06-28
CIK 843297

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          FORM 10-QSB

   [X]  QUARTERLY REPORT   OR   [ ] TRANSITION
             REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1995     Commission File No. 3325779


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

As of June 30, 1995, 1,781,000 shares of common stock were outstanding.
<page 1>



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

     Holders None.

Item 5.  Other Information

    On June 10, 1996, Larry E. Clark sold 1,415,000 shares of Company common stock (approximately 79%) to a group consisting of Ronald Conquest, Jay S. Hoffman, T.L.
"Thom" Holmes and Steven E. Trabish. As a part of this transaction Mr. Clark, Donna J. Rose and Jacquelyn Clark resigned as officers and directors of Company effective
<page 2>
July 1, 1996. Ronald Conquest, John H. Berry and  T.L.

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

L7(b)10QJun95.bfg

<page 4>


June 24, 1996

BOARD OF DIRECTORS
THE BUD FINANCIAL GROUP, INC.


The accompanying Statement of Financial Position, Statement of Operations, and Statement of Cash Flow for THE BUD FINANCIAL GROUP, INC. for the six months ended June 30, 1995 have been compiled by us.

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

Casper & Casper



<page 5>





                      THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)
                     STATEMENT OF FINANCIAL POSITION


                                             June 30          December 31,
                                              1995                1994
                                           (Unaudited)         (Audited)
                                          -------------       ------------
                   ASSETS

CURRENT ASSETS
   Cash in Bank                          $         980         $         -
   Cash in escrow                                5,306               5,236
   Marketable securities                             -             128,032
   Accrued interest receivable                       -                 625
                                          -------------        ------------
     Total current assets                $       8,462       $     133,893
                                          -------------        ------------

OTHER ASSETS
   Notes receivable                             25,000             25,000
                                          -------------         ------------

TOTAL ASSETS                             $      31,286      $     158,893
                                          =============       ============


    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                      $         550     $       9,893
   Advances from officers                        2,000           129,484
                                          -------------     ------------
    Total current liabilities                    2,550           139,377
                                          -------------     ------------

STOCKHOLDERS' EQUITY
   Preferred stock
    $.0001 par value, 40,000,000 shares
    authorized; no shares issued and
    outstanding
   Common stock
    $.0001 par value, 500,000,000 shares
    authorized; 1,781,000 shares
    issued and outstanding                         178              178
   Additional paid in capital                   53,743           53,743
   Deficit accumulated during the
    development stage                          (25,185)         (34,405)
                                          -------------      ------------
   Total stockholders' equity                   28,736           19,516
                                          -------------       ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $      31,286     $     158,893
                                          =============       ============


    See accompanying notes to financial statements

<page 6>
                      THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)
                        STATEMENT OF OPERATIONS


                                           Nine months       Year
                                              ended          ended
                                            Sept 30,      December 31,
                                              1995            1994
                                           (Unaudited)     (Audited)
                                          -------------    ------------

REVENUES
   Interest Income                       $       1,945  $         748
   Gain on sale of
     marketable securities                      21,068              -
   Other Income                                   -             6,769
                                          -------------    ------------
    Total revenues                              23,013          7,517
                                          -------------    ------------
EXPENSES
   Consulting                                   10,000              -
   Interest                                       -               184
   Office expenses                                  10          2,377
   Professional services                         3,025         14,620
   Rent exp                                       -             2,481
   Stockholder expenses                            758            177
                                          -------------    ------------
    Total expenses                              13,793         19,839
                                          -------------    ------------

NET INCOME (LOSS)                        $       9,220   $     (12,322)
                                          =============    ============


EARNINGS (LOSS) PER COMMON SHARE         $        .01    $      (0.01)
                                          =============    ============



    See accompanying notes to financial statements
<page 7>

                      THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)
                        STATEMENT OF CASH FLOW

                                           Nine months         Year
                                              ended            ended
                                            Sept 30,        December 31,
                                              1995              1994
                                           (Unaudited)        (Audited)
                                          -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                     $       9,220     $     (12,322)
   Adjustments to net cash
     Forgiveness of debt                                          (6,259)
     (Increase) decrease in
      accrued interest receivable                  625              (625)
     Increase (decrease) in
      accounts payable                          (9,342)            7,877
     Increase (decrease) in
      officer advances                          (2,500)            1,452
                                          -------------        ------------
    Net cash provided (to) operations           (1,997)           (9,877)
                                          -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES              -                     -
                                          -------------          ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Repayments from borrowing - net            (124,985)
   Proceeds from sale of investments           128,032
   Proceeds from sale of common stock                                  100
   Contribution to capital                                           4,900
   Common stock issued to pay
    accounts payable                                                 5,000
                                          -------------         ------------
    Net cash provided by
      financing activities                       3,047               10,000
                                          -------------         ------------

INCREASE (DECREASE) IN CASH                      1,050                  123

CASH - BEGINNING OF PERIOD                       5,236                5,113
                                          -------------           ------------
CASH - END OF PERIOD                     $       6,286         $       5,236
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

4. RELATED PARTY TRANSACTIONS

    On June 27, 1994, the Company's board of directors issued 1,000,000 shares of par value $0.0001 Restricted
    Common Stock to CanAmerican Business Capital, Inc., in consideraction of a cash payment of $5,000 in order to
<page 9>
    pay legal, accounting and filing expenses of the Company. CanAmerican immediately sold these shares to Larry E. Clark. Contemporanaisle, CanAmerican also acquired
    600,000 shares of Common Stock from other shareholders of the Company. Such shares were also immediately sold by CanAmerican to Larry E. Clark.

    On October 31, 1994 the Company's board of directors autoairiest the issuance of 6,000,000 restricted shares of par value $0.0001 common stock to Larry E. Clark, the Company president, for a total consideration of $30,000; $5,000 in cash and $25,000 in the form of a promissory note payable by a third party.

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