Form 10QSB
period 1996-03-31
BUD FINANCIAL GROUP INC
filed 1996-06-28
CIK 843297

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549



                          FORM 10-QSB

       [X]  QUARTERLY REPORT   OR   [ ] TRANSITION REPORT
             PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1996       Commission File No. 33-25779


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

               Yes   X        No


As of March 31, 1996, 1,781,000 shares of common stock were outstanding.

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

Item 5.  Other Information

      On June 10, 1996, Larry E. Clark sold 1,415,000 shares of Company common stock (approximately 79%) to a group consisting of Ronald Conquest, Jay S. Hoffman, T.L. "Thom" Holmes and Steven E. Trabish. As a part of this transaction Mr. Clark, Donna J. Rose and Jacquelyn Clark resigned as officers and directors of Company
<PAGE 2>

effective July 1, 1996. Ronald Conquest, John H. Berry and T.L.
"Thom" Holmes were appointed as new officers and directors.

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




L7(b)10-QMar9.bfg
<page 4>




June 24, 1996

BOARD OF DIRECTORS
THE BUD FINANCIAL GROUP, INC.

The accompanying Statement of Financial Position, Statement of Operations, and Statement of Cash Flow for THE BUD FINANCIAL GROUP, INC. for the three months ended March 31, 1996 have been compiled by us.

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


Casper & Casper


<page 5>


                     THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)

                    STATEMENT OF FINANCIAL POSITION

                                            March 31        December 31,
                                              1996              1995
                                           (Unaudited)       (Audited)
                                          -------------     ------------
                   ASSETS
CURRENT ASSETS
   Cash in Bank                          $         403    $         725
   Cash in escrow                                5,428            5,391
   Accrued interest receivable
     less allowance of $1,250                        0                0
   Deferred tax asset                            3,938            3,938
                                          -------------     ------------
     Total current assets                $       9,769    $      10,054
                                          -------------     ------------
OTHER ASSETS
   Notes receivable
     less allowance of $25,000                       0                0
                                          -------------     ------------
TOTAL ASSETS                             $       9,769    $      10,054
                                          =============     ============


    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                      $        -       $         300
   Advances from officers                        4,500            4,500
   Accrued interest payable                        386              273
                                          -------------     ------------
    Total current liabilities                    4,886            5,073
                                          -------------     ------------

STOCKHOLDERS' EQUITY
   Preferred stock
    $.0001 par value, 40,000,000 shares
    authorized; no shares issued and
    outstanding
   Common stock
    $.0001 par value, 500,000,000 shares
    authorized; 1,781,000 shares
    issued and outstanding                         178              178
   Additional paid in capital                   53,743           53,743
   Deficit accumulated during the
    development stage                          (49,038)         (48,940)
                                          -------------     ------------
   Total stockholders' equity                    4,883            4,981
                                          -------------     ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $       9,769    $      10,054
                                          =============     ============

                 See accompanying notes to financial statements

<PAGE 6>




                      THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)

                        STATEMENT OF OPERATIONS


                                          Three months          Year
                                              ended            ended
                                            March 31,       December 31,
                                              1996              1995
                                           (Unaudited)       (Audited)
                                          -------------     ------------

REVENUES
   Interest Income                       $          38    $       3,280
   Gain on sale of
     marketable securities                           -           21,068
   Other Income                                    107                -
                                          -------------     ------------
    Total revenues                                 145           24,348
                                          -------------     ------------
EXPENSES
   Consulting                                        -           10,000
   Interest                                        113              273
   Office expenses                                  30               31
   Professional services                             -            4,925
   Stockholder expenses                            100            1,342
   Bad debt expense                                  -           26,250
                                          -------------     ------------
    Total expenses                                 243           42,821
                                          -------------     ------------

NET INCOME (LOSS) BEFORE TAXES                     (98)         (18,473)

(PROVISIONS) FOR, BENEFIT OF
   INCOME TAXES                                      -            3,938
                                          -------------     ------------
NET INCOME (LOSS)                        $         (98)   $     (14,535)
                                          =============     ============


EARNINGS (LOSS) PER COMMON SHARE         $      (0.00)    $      (0.01)
                                          =============     ============

    See accompanying notes to financial statements

<page 7>

                      THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)
                        STATEMENT OF CASH FLOW

                                          Three months          Year
                                              ended            ended
                                            March 31,       December 31,
                                              1996              1995
                                           (Unaudited)       (Audited)
                                          -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                     $         (98)   $     (14,535)
   Adjustments to net cash
     Bad debt allowance                           -              26,250
     Deferred tax asset                                          (3,938)
     (Increase) decrease in
      accrued interest receivable                 -                (625)
     Increase (decrease) in
      accounts payable                            (300)          (9,592)
     Increase in interest payable                  113              273
                                          -------------     ------------
    Net cash provided (to) operations             (285)          (2,167)
                                          -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES              -                 -
                                          -------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Repayments from borrowing - net                -            (124,985)
   Proceeds from sale of investments              -             128,032
                                          -------------     ------------
    Net cash provided by
      financing activities                           0            3,047
                                          -------------     ------------

INCREASE (DECREASE) IN CASH                       (285)             880

CASH - BEGINNING OF PERIOD                       6,116            5,236
                                          -------------     ------------
CASH - END OF PERIOD                     $       5,831    $       6,116
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

4. RELATED PARTY TRANSACTIONS

    On June 27, 1994, the Company's board of directors issued 1,000,000 shares of par value $0.0001 Restricted Common Stock to CanAmerican Business Capital, Inc., in consider-action of a cash payment of $5,000 in order to pay legal,
<page 9>

    accounting and filing expenses of the Company. CanAmerican immediately sold these shares to Larry E. Clark. Contemporan-aisle, CanAmerican also acquired 600,000 shares of Common Stock from other shareholders of the Company. Such shares were also immediately sold by CanAmerican to Larry E. Clark.

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

5. NOTE RECEIVABLE

    Due to the uncertainty as to the collectibility of the $25,000 note receivable and its associated accrued interest shown in the balance sheet, a valuation allowance has been applied to each account.

6. SUBSEQUENT EVENTS
    Related Party Transaction
    On June 10, 1996, Larry E. Clark agreed to sell 1,415,000 shares to a group consisting of Ronald Conquest, Jay S. Hoffman, T.L. "Tom" Holmes, and Steven E. Trabish.
    Mr. Clark and other officers and directors have agreed to resign their positions. Under the agreement, management will be assumed the by new group.

<page 10>

    Note Receivable
    The note receivable has been replaced with a new note of $25,000 executed by Ronald Conquest, a principal in the new ownership and management group

<page 11>