Form 10QSB/A
period 1996-03-31
BUD FINANCIAL GROUP INC
filed 1996-08-07
CIK 843297

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

4. RELATED PARTY TRANSACTIONS

    On June 27, 1994, the Company's board of directors issued 1,000,000 shares of par value $0.0001 Restricted Common
    Stock to CanAmerican Business Capital, Inc., in consider-action of a cash payment of $5,000 in order to pay legal, accounting and filing expenses of the Company. CanAmerican immediately sold these shares to Larry E. Clark. Contemporan-aisle, CanAmerican also acquired 600,000 shares of Common Stock from other shareholders of the Company. Such shares were also immediately sold by CanAmerican to Larry E. Clark.

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