Form 10QSB
period 1996-06-30
BUD FINANCIAL GROUP INC
filed 1997-05-19
CIK 843297

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



                          FORM 10-QSB



       [X]  QUARTERLY REPORT   OR   [ ] TRANSITION REPORT
             PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996           Commission File No. 33-25779


                      BUD FINANCIAL GROUP, INC.
     (Exact Name of Registrant as Specified in its Charter)


       Colorado                                 84-1100609
(State or other jurisdiction of            (I.R.S. Employer
incorporation  or organization)            Identification No.)


        1036 Oakhills Way
       Salt Lake City, Utah                      84108
(Address of principal executive offices)      (Zip Code)


                         (801) 582-1733
                (Registrant's telephone number,
                      including area code)

            33806 North 70th Way, Terra Vita #BH-36
                   Scottsdale, Arizona 85377
                        (Former Address)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X        No


As of April 31, 1997, 1,781,000 shares of common stock were outstanding.

                             PART I

Item 1.  Financial Statements:

      Unaudited  financial statements for the quarter covered  by this report are attached hereto.
CASPER & CASPER
                           495 East 4500 South #105
                         Salt Lake City, Utah  84107
                    Phone:(801)262-2511  FAX:(801)262-2513



March 31, 1997


BOARD OF DIRECTORS
THE BUD FINANCIAL GROUP, INC.


The accompanying Statement of Financial Position, Statement of
Operations, and Statement of Cash Flow for THE BUD FINANCIAL
GROUP, INC. for the six months ended June 30, 1996 have been compiled by us.

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


/S/Casper & Casper

Casper & Casper

                     THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)
                     STATEMENT OF FINANCIAL POSITION


                                             June 30,       December 31,
                                               1996            1995
                                            (Unaudited)      (Audited)
                                            -----------     -----------
                     ASSETS
CURRENT ASSETS
   Cash in Bank                            $       263    $        725
   Cash in escrow                                5,473           5,391
   Accrued interest receivable
     less allowance of $1,250                        0               0
   Deferred tax asset                            3,938           3,938
                                            -----------     -----------
     Total current assets                  $     9,674    $     10,054
                                            -----------     -----------
OTHER ASSETS
   Notes receivable
     less allowance of $25,000                       0               0
                                            -----------     -----------
TOTAL ASSETS                               $     9,674    $     10,054
                                            ===========     ===========


    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                        $       300    $        300
   Advances from officers                       13,145           4,500
   Accrued interest payable                        273             273
                                            -----------     -----------
    Total current liabilities                   13,718           5,073
                                            -----------     -----------

STOCKHOLDERS' EQUITY
   Preferred stock
    $.0001 par value, 40,000,000 shares
    authorized; no shares issued and
    outstanding
   Common stock
    $.0001 par value, 500,000,000 shares
    authorized; 1,781,000 shares
    issued and outstanding                         178             178
   Additional paid in capital                   53,743          53,743
   Deficit accumulated during the
    development stage                          (57,965)        (48,940)
                                            -----------     -----------
   Total stockholders' equity                   (4,044)          4,981
                                            -----------     -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                    $     9,674    $     10,054
                                            ===========     ===========


    See accompanying notes to financial statements

                      THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)
                        STATEMENT OF OPERATIONS


                                            Six months         Year
                                               ended           ended
                                             June 30,       December 31,
                                               1996            1995
                                            (Unaudited)      (Audited)
                                            -----------     -----------

REVENUES
   Interest Income                         $        83    $      3,280
   Gain on sale of
     marketable securities                           0          21,068
   Other Income                                    107               0
                                            -----------     -----------
    Total revenues                                 190          24,348
                                            -----------     -----------
EXPENSES
   Consulting                                        0          10,000
   Interest                                          0             273
   Office expenses                                  70              31
   Professional services                         8,645           4,925
   Stockholder expenses                            500           1,342
   Bad debt expense                                  0          26,250
                                            -----------     -----------
    Total expenses                               9,215          42,821
                                            -----------     -----------

NET INCOME (LOSS) BEFORE TAXES                  (9,025)        (18,473)

(PROVISIONS) FOR, BENEFIT OF
   INCOME TAXES                                      0           3,938
                                            -----------     -----------
NET INCOME (LOSS)                          $    (9,025)   $    (14,535)
                                            ===========     ===========


EARNINGS (LOSS) PER COMMON SHARE           $    Nil       $     (0.01)
                                            ===========     ===========













    See accompanying notes to financial statements

                    THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)
                        STATEMENT OF CASH FLOW


                                            Six Months         Year
                                               ended           ended
                                              June 30       December 31,
                                               1996            1995
                                            (Unaudited)      (Audited)
                                            -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                       $    (9,025)   $    (14,535)
   Adjustments to net cash
     Bad debt allowance                              0          26,250
     Deferred tax asset                              0          (3,938)
     (Increase) decrease in
      accrued interest receivable                    0            (625)
     Increase (decrease) in
      accounts payable                               0          (9,592)
     Increase (decrease) in
      advances from officers                     8,645               0
     Increase in interest payable                    0             273


                                            -----------     -----------
    Net cash provided (to) operations             (380)         (2,167)
                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES                 0               0
                                            -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Repayments from borrowing - net                   0        (124,985)
   Proceeds from sale of investments                 0         128,032
                                            -----------     -----------
    Net cash provided by
      financing activities                           0           3,047
                                            -----------     -----------

INCREASE (DECREASE) IN CASH                       (380)            880

CASH - BEGINNING OF PERIOD                       6,116           5,236
                                            -----------     -----------
CASH - END OF PERIOD                       $     5,736    $      6,116
                                            ===========     ===========











    See accompanying notes to financial statements

                THE BUD FINANCIAL GROUP, INC.
                (a development stage company)
                NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization - The Bud Financial Group, Inc. was organized on May 27, 1988 under the laws of the state of Colorado. The Company was organized for the primary purpose of seeking, evaluating, and merging with other entities, and to seek financing as may be appropriate.

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

    On June 10, 1996, Larry E. Clark entered into an agreement to sell 1,415,000 shares of Company common stock to a group of individuals which included Jay S. Hoffman, T.L. "Thom" Holmes, Steven E. Trabish and Ronald Conquest. The shares represented approximately 79% of the total shares of the Company's Common Stock then issued and outstanding. The Company did not issue any new shares as part of the transaction. The transaction would result in a change in control of The Bud Financial Group, Inc.

5. NOTE RECEIVABLE

    Due to the undertainty as to the collectivility of the $25,000 note receivable and its associated accrued interest shown in the balance sheet, a valuation allowance has been applied to each account.

6. SUBSEQUENT EVENTS

    Related Party Transaction
    On January 17, 1997, the above listed buyers were unable to perform their payment obligations under the terms of the purchase agreement and the June 10, 1996 sales agreement was rescinded by mutual agreement of seller and buyers.
    Thereupon Ronald Conquest, T.L. "Thom" Holmes and John H. Berry resigned as officers and directors and Larry E. Clark, Jacquelyn Clark and Michael Clark were appointed as directors and Larry E. Clark, and Jacquelyn Clark were appointed President and Secretary/Treasurer, respectively.

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

      Subsequently, on January 17, 1997, the above listed buyers were unable to perform their payment obligations under the terms of the purchase agreement and the June 10, 1996 sales agreement was rescinded by mutual agreement of seller and buyers. Thereupon Ronald Conquest, T.L. "Thom" Holmes and John H. Berry resigned as officers and directors and Larry E. Clark, Jacquelyn Clark and Michael Clark were appointed as directors and Larry E. Clark and Jacquelyn Clark were appointed President and Secretary/Treasurer, respectively.


Item 6.  Exhibits and Reports on Form 8-K

      See attached Form 8-K dated January 17, 1997 reporting the change in control identified in Item 5 above.

                           SIGNATURES



      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on  its  behalf  by  the  undersigned,  thereunto   duly
authorized:


                                   THE BUD FINANCIAL GROUP, INC.



Date:  May 12, 1997              By:    /s/  Larry  E.  Clark
                                        Larry E. Clark, President