Form 10QSB
period 1996-09-30
BUD FINANCIAL GROUP INC
filed 1997-05-19
CIK 843297

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



                          FORM 10-QSB



       [X]  QUARTERLY REPORT   OR   [ ] TRANSITION REPORT
             PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996     Commission File No. 33-25779


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


The accompanying Statement of Financial Position, Statement of
Operations, and Statement of Cash Flow for THE BUD FINANCIAL
GROUP, INC. for the nine months ended September 30, 1996 have been compiled by us.

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


/S/Casper & Casper

Casper & Casper

                    THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)
                     STATEMENT OF FINANCIAL POSITION


                                            September 30,    December 31,
                                                1996            1995
                                            (Unaudited)       (Audited)
                                            ------------     -----------
                     ASSETS
CURRENT ASSETS
   Cash in Bank                            $        183    $        725
   Cash in escrow                                 5,514           5,391
   Accrued interest receivable
     less allowance of $1,250                         0               0
   Deferred tax asset                             3,938           3,938
                                            ------------     -----------
     Total current assets                  $      9,635    $     10,054
                                            ------------     -----------
OTHER ASSETS
   Notes receivable
     less allowance of $25,000                        0               0
                                            ------------     -----------
TOTAL ASSETS                               $      9,635    $     10,054
                                            ============     ===========


    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                        $        300    $        300
   Advances from stockholders                    14,695           4,500
   Accrued interest payable                         273             273
                                            ------------     -----------
    Total current liabilities                    15,268           5,073
                                            ------------     -----------

STOCKHOLDERS' EQUITY
   Preferred stock
    $.0001 par value, 40,000,000 shares
    authorized; no shares issued and
    outstanding
   Common stock
    $.0001 par value, 500,000,000 shares
    authorized; 1,781,000 shares
    issued and outstanding                          178             178
   Additional paid in capital                    53,743          53,743
   Deficit accumulated during the
    development stage                           (59,554)        (48,940)
                                            ------------     -----------
   Total stockholders' equity                    (5,633)          4,981
                                            ------------     -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                    $      9,635    $     10,054
                                            ============     ===========


    See accompanying notes to financial statements

                      THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)
                        STATEMENT OF OPERATIONS


                                            Nine months         Year
                                               ended            ended
                                            September 30,    December 31,
                                                1996            1995
                                            (Unaudited)       (Audited)
                                            ------------     -----------

REVENUES
   Interest Income                         $        124    $      3,280
   Gain on sale of
     marketable securities                            0          21,068
   Other Income                                     107               0
                                            ------------     -----------
    Total revenues                                  231          24,348
                                            ------------     -----------
EXPENSES
   Consulting                                         0          10,000
   Filing Fees                                       50               0
   Interest                                           0             273
   Office expenses                                  100              31
   Professional services                         10,195           4,925
   Stockholder expenses                             500           1,342
   Bad debt expense                                   0          26,250
                                            ------------     -----------
    Total expenses                               10,845          42,821
                                            ------------     -----------

NET INCOME (LOSS) BEFORE TAXES                  (10,614)        (18,473)

(PROVISIONS) FOR, BENEFIT OF
   INCOME TAXES                                       0           3,938
                                            ------------     -----------
NET INCOME (LOSS)                          $    (10,614)   $    (14,535)
                                            ============     ===========


EARNINGS (LOSS) PER COMMON SHARE           $     (0.01)    $     (0.01)
                                            ============     ===========













    See accompanying notes to financial statements

                      THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)
                        STATEMENT OF CASH FLOW


                                            Nine months         Year
                                               ended            ended
                                            September 30,    December 31,
                                                1996            1995
                                            (Unaudited)       (Audited)
                                            ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                       $    (10,614)   $    (14,535)
   Adjustments to net cash
     Bad debt allowance                               0          26,250
     Deferred tax asset                               0          (3,938)
     (Increase) decrease in
      accrued interest receivable                     0            (625)
     Increase (decrease) in
      accounts payable                                0          (9,592)
     Increase (decrease) in
      advances from stockholders                 10,195               0
     Increase in interest payable                     0             273
                                            ------------     -----------
    Net cash provided (to) operations              (419)         (2,167)
                                            ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES                  0               0
                                            ------------     -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Repayments from borrowing - net                    0        (124,985)
   Proceeds from sale of investments                  0         128,032
                                            ------------     -----------
    Net cash provided by
      financing activities                            0           3,047
                                            ------------     -----------

INCREASE (DECREASE) IN CASH                        (419)            880

CASH - BEGINNING OF PERIOD                        6,116           5,236
                                            ------------     -----------
CASH - END OF PERIOD                       $      5,697    $      6,116
                                            ============     ===========











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