Form 10KSB
period 1996-12-31
BUD FINANCIAL GROUP INC
filed 1997-05-19
CIK 843297

FORM 10-KSB

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996.


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from               to

Commission File No. 33-25779

                  THE BUD FINANCIAL GROUP, INC.
     (Exact name of registrant as specified in its charter)


         Colorado                                84-1100609
State or other jurisdiction of              (I.R.S. Employer
incorporation or organization                Identification No.)

      1036 Oakhills Way
    Salt Lake City, Utah                           84108
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (801) 582-1733


 Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1)has
filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

       The aggregate market value of the common voting stock held by non-affiliates as of December 31, 1996: Not Determinable.

        Shares outstanding of the Registrant's common stock as of December 31, 1996: 1,781,000 shares.

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

      On  June 10, 1996, Larry E. Clark sold 1,415,000 shares  of common stock of Company to a group consisting of Ronald Conquest,
Jay  S.  Hoffman, T.L. "Thom" Holmes and Steven E.  Trabish.   On

January 17, 1997, this transaction was rescinded by the mutual agreement of the parties. Please see Item 11(b).

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

      The Company will not restrict its search for any specific kind of firms, but may acquire a venture in its preliminary or development stage, may participate in a business which is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desire to establish a public trading market for its common stock.

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

Item 2.   Properties.

      The  Company  has  no  employees.   The  Company  presently
maintains  its  business office at 1036 Oakhills Way,  Salt  Lake

City,  Utah  84108,  which  is the home/business  office  of  its
President.   The  Registrant  presently  has  no  properties,  no
significant assets and no significant operating capital.

Item 3.   Legal Proceedings.

       There  are  not  currently  any  material  pending   legal
proceedings to which the Registrant is a party and no such proceedings are known to the Registrant to be threatened or contemplated by or against it.

Item 4.   Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                            PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters.

     (a)  Market Information.

      There is presently no established public trading market for the Registrant's common stock. Present management is unaware of any active trading within the past two years.

     (b)  Holders.

     The approximate number of record holders of the Registrant's common stock as of December 31, 1996 is 16.

     (c)  Dividends.

      The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6.   Managements   Discussion  and  Analysis  of   Financial
          Conditions and Results of Operations.

      During the fiscal year 1996, the Company continued to be a development stage entity and as yet has posted no sales or revenues except income earned from investments.

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

               (a)  Results of Operations - 1996

      Expenses during 1995 and 1996 consisted of attorney's and auditors's fees, filing fees, and general operating expenses. The Company anticipates operating costs will increase during the next fiscal year due to acquisitions and acquisitions costs. As of December 31, 1996, the Company had no material commitments for capital expenditures.

     (b)  Results of Operations.

      The Company is still in the development stage and has no ongoing operations.

Item 7.   Financial Statements.

      Financial Statements examined and reported upon by Thomson and Co., Independent Certified Public Accountants, containing Balance Sheets at December 31, 1996, and Statements of Operations, Shareholders Equity (Deficit) and Cash Flows for the three fiscal years preceding December 31, 1996, together with consent of accountants. The Company has only assets and minimal liabilities therefore no selected financial data is presented.

Item  8.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

     There have not been any disagreements between the Registrant and its certifying accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any other reportable event.

                            PART III

Item 9.   Directors and Executive Officers.

     (a)  Identification of Directors.

Name                     Age       Position Held
_________________        ___       ______________________
Larry E. Clark           75        Director and President

Michael Clark            43        Director

Jacquelyn Clark          61        Secretary, Treasurer and
                                   Director

Ronald Conquest*                   Director  and
                                   Chairman, CEO

John H. Berry*                     Director and Secretary

T.L. "Thom" Holmes*                Director

_________________________________________________________________
*This   individual  has  resigned  as  an  officer  and  director
 effective January 17, 1997.  Please see Item 11(b).


         (b)  Identification of Executive Officers

         Same as above.

         (c)  Significant Employees.

         The Registrant has no significant employees.

         (d)  Family Relationships.

         Jacquelyn Clark is the spouse of Larry E. Clark and Michael Clark is the son of Larry E. Clark.

         (e)  Business Experience.

             (1)  Background.

Larry E. Clark, President and Director
      Larry E. Clark attended the Colorado School of Mines and graduated in 1943 from the U.S. Merchant Marine Academy with a
degree  in  Naval  Science,  and  graduated  in  1948  from   the
University of Wyoming with a degree in Business Administration. From 1963 to 1969, he was President of Clark-Knoll & Associates, Inc., a Denver Colorado management consulting firm specializing in corporate mergers and acquisitions. After moving to Salt Lake City, Utah, Mr. Clark served from 1970 to 1975 as President of Petro-Silver, Inc., a small public company which engaged in the oil and gas business. He was instrumental in purchasing and
enlarging  the Bauer, Utah refinery for Petro-Silver, Inc.   This
is  the only known refinery for the extraction and processing  of
fossil  resin  from  coal.   This plant  was  later  acquired  by
Hercules, Inc.

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

Michael Clark, Director
      Michael L. Clark attended California Polytechnic State University and graduated in 1983 with an M.S. degree in Biology. From 1983-1989 he owned and operated a community newspaper in Grants Pass, Oregon. From 1988-1991 he managed a newspaper in Las Vegas for McClatchy Newspapers. In 1991 he purchased that newspaper from McClatchy Newspapers and owned and operated it from 1991-1995. From 1995 through the present he owns and operates a bookstore in Las Vegas, Nevada.

      Michael Clark is the son of Company president, Larry E. Clark.

Jacquelyn Clark, Director and Secretary-Treasurer
      Jacquelyn Clark attended Utah State University and Arizona State University where she studied Business and Secretarial Science. Mrs. Clark worked as an executive secretary for six years for Humble Oil (Exxon) in Los Angeles and for Richfield Oil in Salt Lake City. Mrs. Clark worked for several years as a legal secretary with a Salt Lake City law firm.

      For the past fifteen years, Mrs. Clark has been a director and secretary-treasurer of Vector Equipment Company, Inc. in Salt
Lake City, Utah. In recent years she has served on many local committees and other civic activities.

      Jacquelyn Clark, is the wife of Company president, Larry E.
Clark.

     (2)  Directorships.

      Larry  E.  Clark,  is  a director in  InMedica  Development
Corporation, a Utah corporation, which is subject to the requirements of Section 15(d) of the Exchange Act. None of the Registrant's other directors, nor any person nominated or chose to become a director holds any other directorships in any other company with a class of securities registered pursuant to Section 12 o, of the Exchange Act or subject to the requirements of
Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

          (f)  Involvement in Certain Legal Proceedings.

          None.

          (g)  Compliance with Section 16(a) of the Exchange Act

          Not applicable.

Item 10.  Executive Compensation.

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

     (d)  Compensation of Directors.

     None.

Item  11.   Security Ownership of Certain Beneficial  Owners  and
Management.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following tabulates holdings of Common Shares of The Bud
Financial Group, Inc., as of June 10, 1996, held of record by all Directors, Officers and Principal Shareholders individually and as a group.

                                                   Percent of
Names and Addresses of    Number of Shares        Common Stock
Officers and Director      of Common Stock         Owned (1)
_____________________     _________________       ____________
Thomas L. McCrimmon           150,000                  8%
3816 West Linbaugh, #408
Tampa, Florida 33624


Larry E. Clark              1,515,000                 85%
1036 Oakhills Way
Salt Lake City, Utah 84108

All officers and
directors as a group
  (1 persons)               1,515,000                 85%

      The following tabulates holdings of Common Stock of the Bud Financial Group, Inc., as of December 31, 1996, held of record by all Directors, Officers and Principal Shareholders individually and as a group. This does not reflect the recision of purchase and resignation of directors which was effective January 17, 1997, as detailed in Item 13(b).


                                                     Percent of
Names and Addresses of      Number of Shares        Common Stock
Officers and Director       of Common Stock          Owned (1)
_____________________      _________________       _______________
Thomas L. McCrimmon            150,000                    8%
3816 West Linbaugh, #408
Tampa, Florida 33624

Larry E. Clark                 100,000                    6%
1036 Oakhills Way
Salt Lake City, Utah 84108

Ronald Conquest, Jay S.
Hoffman, T.L.                1,415,000                   79%
"Thom" Holmes and Steven
E. Trabish c/o 1999 Avenue
of the Stars, Ste. 2050
Los Angeles, California 90067

All officers and
directors as a group
 (1 persons)                 1,415,000                   79%

     (b)  Changes in Control.

      On June 10, 1996, Larry E. Clark entered into an agreement to sell 1,415,000 shares (approximately 79%) of Company to a group consisting of Ronald Conquest, Jay S. Hoffman, T.L. "Thom" Holmes and Steven E. Trabish. As a part of this transaction Mr.

Clark, Donna J. Rose and Jacquelyn Clark resigned as directors of
Company.   Ronald Conquest, T.L. "Thom" Holmes and John H.  Berry
were appointed as new directors of Company.

      Subsequently, on January 17, 1997, the above listed buyers were unable to perform their payment obligations under the terms of the purchase agreement and the June 10, 1996 sales agreement was rescinded by mutual agreement of seller and buyers. Thereupon Ronald Conquest T.L. "Thom" Holmes and John H. Berry resigned as officers and directors and Larry E. Clark, Jacquelyn Clark and Michael Clark were appointed as directors and Larry E. Clark and Jacquelyn Clark were appointed President and Secretary/Treasurer, respectively.

Item 12.  Certain Relationships and Related Transactions.

      See  Item  1(a),  General  Development  of  Business  under
Description of Business.

                            PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

      (a) Exhibits listed in the following index are included as part of this report. Those documents which have previously been filed as an exhibit to a registration statement or report under the Securities Act or the Exchange Act are incorporated herein by reference into such reports and are marked "previously filed."

                         EXHIBIT INDEX

No.      Description
3.1      Articles  of  Incorporation          Previously Filed
3.2      Articles  of  Amendment              Previously Filed
3.3      By-Laws                              Previously Filed
4.1      Specimen Stock Certificate           Previously Filed

      (b)   Reports on Form 8-K.  The Company filed a  report  on
Form 8-K on May 12, 1997 reporting the recision described in Item
11(b).

                           SIGNATURES

      Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the city of Salt Lake, State of Utah on this 12th day of May, 1997.

                                   THE BUD FINANCIAL GROUP, INC.



                                   By:  /s/ Larry E. Clark
                                      President, Larry E. Clark

     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Date:      May 12, 1997               /s/ Larry E. Clark
                                   Larry E. Clark, President
                                   and Director

Date:      May 12, 1997              /s/ Jacquelyn Clark
                                   Secretary/Treasurer and
                                   Director


Date:      May 12, 1997              /s/ Michael Clark
                                   Michael Clark, Director

                THE BUD FINANCIAL GROUP, INC
                (A Development Stage Company)

                    FINANCIAL STATEMENTS

          FOR THE TWO YEARS ENDED DECEMBER 31, 1996

                            WITH

                INDEPENDENT AUDITOR'S REPORT

                THE BUD FINANCIAL GROUP, INC
                (A Development Stage Company)


                          CONTENTS

                                                        PAGE

Independent Auditor's Report                              1


Balance Sheet                                             2


Statements of Operations                                  3


Statements of Stockholders' Equity                       4-5


Statements of Cash Flows                                  6


Notes to Financial Statements                           7-10

                      DAVID T. THOMSON, P.C.
                   180 South 300 West, Suite 329
                    Salt Lake City, Utah  84101
                       Phone:(801)328-3900




Independent Auditor's Report

Directors and Stockholders'
THE BUD FINANCIAL GROUP, INC.
Salt Lake City, Utah

I have audited the accompanying balance sheet of The Bud Financial Group, Inc. (a development stage company) as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of The Bud Financial Group, Inc. from inception (May 27, 1988) to June 30, 1994 were audited by other auditors whose reports included an explanatory paragraph with respect to the Company's ability to continue as a going concern.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bud Financial Group, Inc. (a development stage company) at December 31, 1996 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company is in the development stage and has limited assets, working capital, and sustained losses during its development stage which have caused a stockholder's deficit which raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/David T. Thomson P.C.


Salt Lake City, Utah
April 14,  1997

          THE BUD FINANCIAL GROUP, INC.
          (A Development Stage Company)

                  BALANCE SHEET


                      ASSETS
                                                    December
                                                       31,
                                                      1996
CURRENT ASSETS
    Cash in bank                                  $      -
    Cash in escrow                                   5,555
    Accrued interest receivable,
     less allowance of $1,250                            -
                                                   __________
   Total current assets                              5,555
                                                   __________
OTHER ASSETS
    Notes receivable, less allowance
     of $25,000                                          -
                                                   __________
TOTAL ASSETS                                       $ 5,555
                                                   __________

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                              $ 1,114
     Advances from officer                          14,695
     Accrued interest payable                        1,047
                                                   __________
           Total current liabilities                16,856
                                                   __________

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.0001 par value,
      40,000,000 shares authorized;
      no shares issued and outstanding                   -
     Common stock, $.0001 par value,
      500,000,000 shares authorized;
      1,781,000 shares  issued and
      outstanding                                      178
     Additional paid-in capital                     53,743
     Deficit accumulated during the
      development stage                            (65,222)
                                                  __________
          Total stockholders' equity (deficit)     (11,301)
                                                  __________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  5,555
                                                  __________

The accompanying notes are and integral part of these financial statements.

                       THE BUD FINANCIAL GROUP, INC.
                       (A Development Stage Company)

                         STATEMENTS OF OPERATIONS

                                For The      For The     Cumulative
                                 Year          Year        During
                                 Ended         Ended         the
                               December 31, December 31,  Development
                                 1996          1995          Stage

REVENUES
    Interest Income            $    165      $  3,280       $  4,728
    Gain on sale of
     marketable securities            -        21,068         21,068
    Other income                    107             -          6,876
                               __________    __________     __________
       Total revenues               272        24,348         32,672

EXPENSES
    Amortization                      -             -            500
    Consulting                        -        10,000         10,800
    Interest                        937           273          2,085
    Miscellaneous                     -             -            125
    Offering expenses                 -             -         12,000
    Office expenses                 170            31          2,712
    Rent                              -             -          2,781
    Research fees                     -             -            300
    Professional services        10,620         4,925         36,333
    Stock transfer fees             889         1,342          3,396
    Travel                            -             -            612
    Bad debt expense                  -        26,250         26,250
                               __________    __________     __________
       Total expenses            12,616        42,821         97,894

NET INCOME (LOSS) BEFORE TAXES  (12,344)      (18,473)       (65,222)

(PROVISIONS) FOR BENEFIT OF
INCOME TAXES                     (3,938)        3,938              -
                               __________    __________     __________
NET INCOME (LOSS)               (16,282)      (14,535)       (65,222)
                               __________    __________     __________
EARNINGS (LOSS) PER COMMON
  SHARE                        $  (0.01)      $ (0.01)      $  (0.09)
                               __________    __________     __________


The accompanying notes are an integral part of these financial statements.

                    THE BUD FINANCIAL GROUP, INC.
                    (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY


                                                         Cumulative
                              Common Stock    Additional  During the
                                               Paid-In   Development
                          Shares     Amount    Capital     Stage
                        __________  ________  __________ ___________
BALANCE, Inception
 (May 27,1988)                  -    $     -   $      -   $      -

May 27, 1988, issuance
 of $.0001 par value
 common shares at
 $.00125 per share      1,000,000        100      7,400          -

Rent for 1988 provided
 by the Company's
 President                      -          -        100          -

Net income (loss)
 from inception
 to December 31, 1988           -          -          -    (13,344)
                        __________  _________ __________ ___________
BALANCE, December 31,
 1988                   1,000,000        100      7,500    (13,344)

Rent for 1989 provided
 by the Company's
 President                      -          -        100          -

Net income (loss)
 for the year ended
 December 31, 1989              -          -          -    (11,949)
                        __________  _________ __________ ___________
BALANCE, December 31,
 1989                   1,000,000        100      7,600    (25,293)

Rent for 1990 provided
 by the Company's
 President                      -          -        100          -

Net income (loss)
 for the year ended
 December 31, 1990              -          -          -     (13,190)
                        __________  _________ __________ ___________
BALANCE, December 30,
 1990                   1,000,000        100      7,700     (38,483)

Issuance of common
 shares for cash
 at various dates at
$.10 per share             95,000         10      9,490           -

Net income (loss)
 for the year ended
 December 31, 1991              -          -          -      23,234
                        __________  _________ __________ ___________
BALANCE, December 31,
 1991                   1,095,000        110     17,190     (15,249)

Issuance of common
 stock for services
 at approximately par
 value ($.001)            800,000         80        721           -

Net Income (Loss)
 for the year ended
 December 31, 1992              -          -          -      (4,042)

BALANCE, December 31,
 1992                   1,895,000        190     17,911     (19,291)

Issuance of common
 stock for cash at
 $.052 per share           10,000          1        519           -

Issuance of common
 stock for services
 $.00075 per share        400,000         40        260           -

Cancellation of common
 shares issued           (400,000)       (40)        40           -

Net income (loss)
 for the year ended
 December 31, 1993              -          -          -      (2,792)
                        __________  _________ __________ ___________

BALANCE, December 31,
 1993                   1,905,000     $  191   $ 18,730   $ (22,083)

Continued page 5

The accompanying notes are an integral part of these financial statements.

                     THE BUD FINANCIAL GROUP, INC.
                    (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Cumulative
                            Common Stock      Additional  During the
                                               Paid-In    Development
                           Shares    Amount    Capital       Stage
                         __________  ________  __________ ___________
BALANCE, December 31,
 1993                    1,905,000   $  191    $ 18,730   $(22,083)

Issuance of common
 stock in exchange
 for services at
 $.005 per share         1,000,000      100       4,900          -

Issuance of common
 shares for $5,000
 cash and $25,000
 note, December
 1994 at $.005
 per share               6,000,000      600      29,400          -

1 for 5 reverse split
 of the Company's
 common stock           (7,124,000)    (713)        713          -

Net income (loss)
 for the year ended
 December 31, 1994               -        -           -    (12,322)
                         __________  ________  __________ ___________
BALANCE, December 31,
 1994                    1,781,000      178      53,743    (34,405)

Net income (loss)
 for the year ended
 December 31, 1995               -        -           -    (14,535)
                         __________  ________  __________ ___________
BALANCE, December 31,
 1995                    1,781,000      178      53,743    (48,940)

Net income (loss)
 for the year ended
 December 31, 1996               -        -           -    (16,282)
                         __________  ________  __________ ___________
BALANCE, December 31,
 1996                    1,781,000   $  178    $ 53,743   $(65,222)
                         __________  ________  __________ ___________


The accompanying notes are an integral part of these financial statements.

                      THE BUD FINANCIAL GROUP, INC.
                      (A Development Stage Company)

                         STATEMENTS OF CASH FLOW

                                For The      For the     Cumulative
                              Year ended    Year ended   During the
                              December 31,  December 31, Development
                                 1996          1995        Stage
                             _____________  ____________ ____________

CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net income (loss)          $  (16,282)   $  (14,535)  $  (65,222)
    Adjustments to reconcile
    net income (loss) to net
    cash used by operations
     Organization costs                -             -         (500)
     Research fees paid by
      common stock                     -             -          300
     Bad Debt allowance                -        26,250       26,250
     Amortization                      -             -          500
     Forgiveness of debt               -             -       (6,259)
     Rent provided free                -             -          200
     Deferred tax asset            3,938        (3,938)           -
     Changes in assets and
      liabilities
       Increase in accrued
        interest receivable            -          (625)      (1,250)
       Increase (decrease) in
        accounts payable             814        (9,592)       1,807
       Increase in accrued
        interest payable             774           273        1,047
                              _____________  ____________ ____________
        Net cash provided
         (used) by operations    (10,756)       (2,167)     (43,127)
                              _____________  ____________ ____________
CASH FLOWS FROM INVESTING
ACTIVITIES
     Officer advances             10,195             -       11,647
                              _____________  ____________ ____________
CASH FLOW FROM FINANCING
ACTIVITIES:
   Proceeds from borrowing             -             -        6,906
   Repayments of borrowing-net         -      (124,985)    (126,323)
   Proceeds from sale of
    investments                        -       128,032      128,032
   Proceeds from sale of
    common stock                       -             -       18,420
   Contribution to capital             -             -        5,000
   Common stock issued to pay
    accounts payable                   -             -        5,000
                               _____________  ____________ ____________
        Net cash provided by
         financing activities          -         3,047       37,035
                               _____________  ____________ ____________
INCREASE (DECREASE) IN CASH         (561)          880        5,555

CASH  -  BEGINNING OF PERIOD       6,116         5,236            -
                               _____________  ____________ ____________
CASH  -  END OF PERIOD         $   5,555       $ 6,116      $ 5,555
                               _____________  ____________ ____________
NONCASH TRANSACTIONS
   Stock issued to pay for
    services and expenses      $       -       $ 5,000      $ 6,101
                               _____________  ____________ ____________
SUPPLEMENTAL DISCLOSURES
   Interest                    $     163       $   184      $ 1,311
                               _____________  ____________ ____________
   Taxes                       $       -       $     -      $    40
                               _____________  ____________ ____________

The accompanying notes are an integral part of these financial statements.

                THE BUD FINANCIAL GROUP, INC.
                (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Colorado on May 27, 1988 and has elected a fiscal year end of December 31st. The Company's only office is located in Salt Lake City, Utah. The Company was organized for the primary purpose of seeking, evaluating, and merging with other entities, and to seek financing as may be appropriate. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirement of the Company and other relevant factors. During 1996, the Company had no operating revenue.

Earnings Per Share - The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Organization  Costs   -   The  Company  has  amortized   its
organization costs, which reflected amounts expended to organize the company, over sixty (60) months using the straight-line method.

Income Taxes - Due to a loss at December 31, 1996 no provision for income taxes has been made. There are deferred income taxes resulting from expense items being reported for financial accounting and tax reporting purposes in different periods.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From Inception (May 27, 1995) to December 31, 1995, from time to time, the Company has issued stock for payment of services rendered and certain expenses. There has been no non-cash investing or financing activities in 1996.

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

On June 10, 1996, Larry E. Clark entered into a an agreement to sell 1,415,000 shares (approximately 79%) of the Company to a group consisting of three individuals. As a part of this transaction Mr. Clark, and the other directors resigned as directors of the Company. The individuals who were to buy Mr. Clark's stock were appointed as new directors of the Company.

Subsequently, on January 17, 1997, the above buyers were unable to perform their payment obligations under the terms of the purchase agreement and the June 10, 1996 sales agreement was rescinded by mutual agreement of seller and buyers. Thereupon, the new directors resigned as officers and directors and Larry E. Clark, Jacquelyn Clark and Michael Clark were appointed as directors and Larry E. Clark and Jacquelyn Clark were appointed President and Secretary/Treasurer, respectively.

                THE BUD FINANCIAL GROUP, INC.
                (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS

NOTE 4  -  GOING CONCERN

     The company has experienced a loss of $16,282 in 1996. The Company has no operating capital and limited assets and has sustained losses during its development stage which have caused a stockholder's deficit. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and may personally pay expenses to keep it in existence and may sell stock or borrow funds to meet future cash and operational needs. The Company will continue to seek a merger.

NOTE 5  -  INCOME TAXES

     Income tax expense consists of the following components:

      Estimated current taxes payable         $      -
      Deferred taxes                            (3,938)
                                              _________
                                              $ (3,938)
                                              _________

     The deferred tax asset of $3,938 shown on the 1995 balance
sheet  is  derived  from  a  temporary  difference  in   the
recognition of uncollectable interest and note receivable for book and for tax purposes. See Note 6. In 1996 this asset was offset by a valuation allowance of the same amount and is not shown on the balance sheet for 1996.

     For tax purposes, the Company had available at December 31, 1996, net operating loss ("NOL") carryforwards for regular Federal income tax purposes of $38,912. The balance of NOL carryforwards of $38,912 will expire as shown below. A valuation allowance of $5,837 has been established for those tax credits which are not expected to be realized. The change in the allowance during 1996 was $1,852.

               Year      Amount

               2005      $ 6,287
               2006        1,124
               2007        4,043
               2008        2,792
               2009       12,322
               2011       12,344
                         _______
                         $38,912
                         _______

                THE BUD FINANCIAL GROUP, INC.
                (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS

NOTE 6  -  NOTE RECEIVABLE

      Due to the uncertainty as to the collectibility of the $25,000 note receivable and its associated accrued interest shown in the balance sheet, a valuation allowance has been applied to each amount. The combined amount of the allowances of $26,250 was shown as a bad debt expense in the statement of operations for 1995. See Note 7.

NOTE 7  -  SUBSEQUENT EVENT

     On January 20, 1997, the Board of Directors approved the transfer of the $25,000 note receivable with its accrued interest to the Corporation's President, Larry E. Clark, in exchange for a forgiveness of debt from him for amounts he has advanced to the Company along with the accrued interest receivable associated with the advances. At December 31, 1996, the liability for advances and interest on the advances combined to be $15,742.