Form 10QSB
period 1997-03-31
BUD FINANCIAL GROUP INC
filed 1997-05-19
CIK 843297

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



                          FORM 10-QSB



       [X]  QUARTERLY REPORT   OR   [ ] TRANSITION REPORT
             PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997      Commission File No. 33-25779


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


The accompanying Statement of Financial Position, Statement of
Operations, and Statement of Cash Flow for THE BUD FINANCIAL
GROUP, INC. for the three months ended March 31, 1997 have been compiled by us.

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


/S/Casper & Casper

Casper & Casper

                     THE BUD FINANCIAL GROUP, INC.
                     (A development stage company)
                     STATEMENT OF FINANCIAL POSITION


                                            March 31,       December 31,
                                              1997              1996
                                           (Unaudited)       (Audited)
                                          -------------     ------------
                   ASSETS
CURRENT ASSETS
   Cash in Bank                          $           0    $           0
   Cash in escrow                                5,597            5,555
   Accrued interest receivable -
     less allowance of $1,250                        0                0
                                          -------------     ------------
     Total current assets                $       5,597    $       5,555
                                          -------------     ------------
OTHER ASSETS
   Notes receivable - less allowance                 0                0
     of $25,000
                                          -------------     ------------
TOTAL ASSETS                             $       5,597    $       5,555
                                          =============     ============


    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                      $         881    $       1,114
   Advances from officers                       15,480           14,695
   Accrued interest payable                      1,047            1,047
                                          -------------     ------------
    Total current liabilities                   17,408           16,856
                                          -------------     ------------

STOCKHOLDERS' EQUITY
   Preferred stock
    $.0001 par value, 40,000,000 shares
    authorized; no shares issued and
    outstanding
   Common stock
    $.0001 par value, 500,000,000 shares
    authorized; 1,781,000 shares
    issued and outstanding                         178              178
   Additional paid in capital                   53,743           53,743
   Deficit accumulated during the
    development stage                          (65,732)         (65,222)
                                          -------------     ------------
   Total stockholders' equity                  (11,811)         (11,301)
                                          -------------     ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $       5,597    $       5,555
                                          =============     ============


    See accompanying notes to financial statements

                  THE BUD FINANCIAL GROUP, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATIONS


                                          Three months          Year
                                              ended            ended
                                            March 31,       December 31,
                                              1997              1996
                                           (Unaudited)       (Audited)
                                          -------------     ------------

REVENUES
   Interest Income                       $          42    $         165
   Other Income                                      0              107
                                          -------------     ------------
    Total revenues                                  42              272
                                          -------------     ------------
EXPENSES
   Filing Fee                                      360                0
   Interest                                          0              937
   Office expenses                                   0              170
   Professional services                             0           10,620
   Stockholder expenses                            192              889
                                          -------------     ------------
    Total expenses                                 552           12,616
                                          -------------     ------------

NET INCOME (LOSS) BEFORE TAXES                    (510)         (12,344)

(PROVISIONS) FOR, BENEFIT OF
   INCOME TAXES                                      0           (3,938)
                                          -------------     ------------
NET INCOME (LOSS)                        $        (510)   $     (16,282)
                                          =============     ============


EARNINGS (LOSS) PER COMMON SHARE         $     NIL        $      (0.01)
                                          =============     ============













    See accompanying notes to financial statements

                  THE BUD FINANCIAL GROUP, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOW


                                          Three months          Year
                                              ended            ended
                                            March 31        December 31,
                                              1997              1996
                                           (Unaudited)       (Audited)
                                          -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                     $        (510)   $     (16,282)
   Adjustments to net cash
     Deferred tax assett                             0            3,938
     Increase (decrease) in
      accounts payable                            (233)             814
     Increase in interest payable                    0              774
                                          -------------     ------------
    Net cash provided (to) operations             (743)         (10,756)
                                          -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Officer advances                                785           10,195
                                          -------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES
   None                                              0                0
                                          -------------     ------------

INCREASE (DECREASE) IN CASH                         42             (561)

CASH - BEGINNING OF PERIOD                       5,555            6,116
                                          -------------     ------------
CASH - END OF PERIOD                     $       5,597    $       5,555
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

    On June 10, 1996, Larry E. Clark emtered into an agreement to sell 1,415,000 shares of Company common stock to a group of three individuals. As a part of this transaction, Mr Clark and the other directors resigned as directors of the Company. The individuals who were to buy Mr Clark's stock were appointed as new directors of the company.

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

5. NOTE RECEIVABLE

    Due to the uncertainty as to the collectibilty of the $25,000 note receivable and its assocaited accrued interest shown in the balance sheet, a valuation allowance has been applied to each account.

    On January 20, 1997, the Board of Directors approved the transfer of the $25,000 note receivable with its accrued interest to the Corporation President, Larry E. Clark, in exchange for a forgiveness of debt from him for amounts he has advanced the Company along with accrued interest associated with the advances. The note has not been assigned at March 31, 1997.

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