Form 10KSB/A
period 1996-12-31
BUD FINANCIAL GROUP INC
filed 1997-06-17
CIK 843297

FORM 10-KSB/A
                        (Amendment No. 1)

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
          (Name of small business issuer in its charter)

         Colorado                                     84-1100609
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

      1036 Oakhills Way
    Salt Lake City, Utah                                 84108
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code: (801) 582-1733

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

       State Issuer's revenues for its most recent fiscal years:
$272.00.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [X]

The aggregate market value of the common voting stock held by non-affiliates as of December 31, 1996: Not Determinable.

       Shares outstanding of the issuer's common stock as of December 31, 1996: 1,781,000 shares.

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

     The Company issued 1,000,000 shares of its common stock to its three founders in 1988. 600,000 of these shares were subsequently canceled leaving the founders with 400,000 shares.

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

     Between May 1992 and December 1993, the Company issued
1,410,000 shares to various persons for services rendered in attempting to locate and acquire an operating business.

     On June 27, 1994, the Company issued 1,000,000 shares of common stock to CanAmerican Business Capital, Inc., in consideration of a cash payment of $5,000 in order to pay legal, accounting and filing expenses of the Company. CanAmerican Business Capital, Inc., immediately sold these shares to Larry E. Clark. Larry E. Clark also acquired 575,000 shares common stock from other shareholders of the Company.

     On October 31, 1994, the Company issued 6,000,000 restricted shares of par value $0.0001 common stock to Larry E. Clark, the Company's President, for a total consideration of $30,000; ($5,000 in cash and $25,000 in the form of a promissory note payable by a third party).

     On December 19, 1994, the Company's board of directors authorized a 1 for 5 reverse split of the Company's common stock effective January 4, 1995 with a record date of January 3, 1995. This reverse split reduced the Company's outstanding shares of common stock from 8,905,000 to 1,781,000 shares.

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

Due to the requirements of certain provisions of the Internal Revenue Code of 1984 (as amended) in order to obtain certain beneficial tax consequences in such reorganizations, the number of shares held by all of the present shareholders of the Company prior to such transaction or reorganization, including persons purchasing shares in this offering, may be substantially less than the total outstanding shares held by such shareholders in any reorganized entity. As noted above, such a transaction may be based upon the sole determination of management without any vote or approval by the shareholders of the Company. The result of any such reorganization could be additional dilution to the shareholders of the Company prior to such reorganization. If the Company were to issue substantial additional securities in any such reorganization, or otherwise, such issuance may have an adverse effect on any trading market which may develop in the Company's securities in the future.

Item 2.   Description of Property.

     The Company has no employees. The Company presently maintains its address at 1036 Oakhills Way, Salt Lake City, Utah 84108, which is the home/business office of its President. The Registrant presently has no properties, no significant assets and no significant operating capital.

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

                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a)  Market Information.

     There is presently no established public trading market for the Registrant's common stock. Present management is unaware of any active trading within the past two years.

     (b)  Holders.

     The approximate number of record holders of the Registrant's common stock as of December 31, 1996 is 22.

     (c)  Dividends.

     The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6.   Managements Discussion and Analysis or Plan of
          Operations.

     During the fiscal year 1996, the Company continued to be a development stage entity and as yet has posted no sales or revenues except a nominal amount of income earned from investments.

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

     Larry E. Clark intends to pay for the costs of continuing the Company's search for a business acquisition by loaning funds to the Company.

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

Item 7.   Financial Statements.

     Attached hereto are Financial Statements examined and reported upon by David T. Thomson, Independent Certified Public Accountant, containing Balance Sheets at December 31, 1996, and Statements of Operations, Shareholders Equity (Deficit) and Cash Flows for the three fiscal years preceding December 31, 1996.

Item 8.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure.

     There have not been any disagreements between the Registrant and its certifying accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any other reportable event.

                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.
     (a)  Identification of Directors.

Name                     Age       Position Held

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

     From 1975 to 1981, Mr. Clark was President of Larry Clark & Associates and engaged in corporate mergers and acquisitions. In 1981, Mr. Clark formed Hingeline-Overthrust Oil & Gas, Inc., which became a public company through an Initial Public Offering the same year. The Company was subsequently merged into Whiting Petroleum Corporation of Denver, Colorado and Mr. Clark served on the Whiting Board of Directors until the corporation was merged into I.E.S. Industries in 1992. Since that time, Mr. Clark has managed his personal investments as President of Larry Clark & Associates.

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

     (f)  Involvement in Certain Legal Proceedings.

     None.

     (g)  Compliance with Section 16(a) of the Exchange Act

     Not applicable.

     (h)  Compliance with Section 16(a) of the Exchange Act.

     The issuer has no class of security registered pursuant to
      Section 12 of the Exchange Act.

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

     (d)  Compensation of Directors.
     None.

Item 11.  Security Ownership of Certain Beneficial Owners and
         Management.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth the holdings of common stock of The Bud Financial Group, Inc., as of June 10, 1997, held of record by all Directors, Officers and Principal Shareholders individually and as a group.

                                                       Percent of
Names and Addresses of             Number of Shares  Common Stock
Officers and Director              of Common Stock      Owned (1)

Larry E. Clark                          1,515,000          85%
1036 Oakhills Way
Salt Lake City, Utah 84108

All officers and
directors as a group (1 persons)        1,515,000          85%


     (b)  Changes in Control.

     None.

Item 12.  Certain Relationships and Related Transactions.

     See Item 1(a), General Development of Business under
Description of Business.

                             PART IV

Item 13.  Exhibits and Reports on Form 8-K.

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


     (b) Reports on Form 8-K. No reports on Form 8-K were filed for the last quarter of the fiscal year ended December 31, 1996.

                            SIGNATURES

     Pursuant to the requirements of Section 13, or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in the city of Salt Lake, State of Utah on this 13th day of June, 1997.

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

Date:      June 13, 1997              /s/ Larry E. Clark
                                   Larry E. Clark, President
                                   and Director

Date:      June 13, 1997               /s/ Jacquelyn Clark
                                   Secretary/Treasurer and
                                   Director

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