Form 10QSB
period 1998-03-31
BUD FINANCIAL GROUP INC
filed 1999-04-15
CIK 843297

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 1998

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER:  33-25779

                       BUD FINANCIAL GROUP, INC.
  (Exact name of small business issuer as specified in its charter)


      Nevada                                       84-1100609
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

    311 South State Street, Suite 440, Salt lake City, Utah 84111
               (Address of principal executive offices)

                            (801) 531-0066
           (Issuer's telephone number, including area code)

                    The Bud Financial Group, Inc.
            1036 Oakhills Way, Salt Lake City, Utah 84108
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at April 12, 1999, 2,000,000.

Transitiional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Attached hereto are financial statements required by 310(b) of Regulation S-B.

                         THE BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                    ASSETS

                                                 March 31, December 31,
                                                   1998      1997
                                                (Unaudited)

CURRENT ASSETS:
  Cash                                              $6,042    $6,260
                                                 ___________________

    Total Current Assets                             6,042     6,260
                                                 _________ _________

TOTAL ASSETS                                        $6,042    $6,260
                                                 ========= =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $0        $0
                                                 _________ _________

    Total Current Liabilities                            0         0
                                                 _________ _________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value, 40,000,000
    shares authorized, no shares issued and
    outstanding
  Common stock; $.0001 par value, 500,000,000            0         0
    shares authorized, 10,000,000 and 10,000,000
    shares issued and outstanding respectively       1,000     1,000
  Capital in excess of par value                    69,360    69,360
  Earnings (deficit) accumulated during the        (64,318)  (64,100)
    development stage                            _________ _________

    Total Stockholders' Equity                       6,042     6,260
                                                 _________ _________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $6,042    $6,260
                                                 ========= =========



                       See Notes to Financial Statements

                         THE BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 For the Three  Cumulative
                                                 Months Ended   During the
                                                   March 31,   Development
                                                  1998    1997    Stage

REVENUE
  Interest income                                  $42     $42   $4,939
  Gain on sale of marketable securities              0       0   21,068
  Other income                                       0       0    6,876
                                               ________________________

    Total revenues                                  42      42   32,883
                                               ________________________

EXPENSES
  Amortization                                       0       0      500
  Consulting                                         0       0   10,800
  Interest                                           0       0    2,085
  Miscellaneous                                      0       0      125
  Offering expenses                                  0       0   12,000
  Office expenses                                  260     360    2,972
  Rent                                               0       0    2,781
  Research fees                                      0       0      300
  Professional services                              0       0   51,042
  Stock transfer fees                                0     192    4,261
  Travel                                             0       0      612
  Bad debt expense                                   0       0   26,250
                                               ________________________

    Total expenses                                 260     552  113,728
                                               ________________________

INCOME (LOSS) BEFORE EXTRA-
ORDINARY ITEM                                     (218)   (510) (80,845)
  Extraordinary Item - gain on
  extinguishment of debt (net of
  income tax of $0)                                  0       0   16,527
                                               ________________________

NET INCOME (LOSS) BEFORE TAXES                    (218)   (510) (64,318)

PROVISION FOR INCOME TAXES                           0       0        0
                                               ________________________

NET INCOME (LOSS)                                $(218)  $(510)$(64,318)
                                               ========================
EARNINGS (LOSS) PER SHARE                        $0.00   $0.00    $0.05
                                               ========================


                       See Notes to Financial Statements

                         THE BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            For the Three  Cumulative
                                            Months Ended   During the
                                              March 31,   Development
                                             1998   1997    Stage
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $(218) $(510) $(64,318)
  Adjustments to reconcile net income
  (loss) to net cash used by operations
    Organization costs                           0      0      (500)
    Research fees and expenses paid by           0      0     9,239
    common stock
    Bad debt allowance                           0      0    26,250
    Amortization                                 0      0       500
    Forgiveness of debt                          0      0   (21,739)
    Rent provided free                           0      0       200
    Changes in assets and liabilities
      Increases in accrued interest receivable   0      0    (1,250)
      Increase (decrease) in accounts payable    0   (233)      693
      Increase in accrued interest payable       0      0         0
                                             ______________________
      Net Cash Provided (Used) by             (218)  (743)  (50,925)
      Operating Activities                   ______________ _______

CASH FLOWS FROM INVESTING ACTIVITIES
  Officer cash advances                          0    785    15,493
  Payment on officer advances                    0      0    (3,061)
                                             ______________ _______
      Net Cash Provided by Investing             0    785    12,432
      Activities                             ______________ _______

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing                        0      0     6,906
  Repayments of borrowing - net                  0      0  (126,323)
  Proceeds form sale of investments              0      0   128,032
  Proceeds from sale of common stock             0      0    18,420
  Contribution of capital                        0      0     5,000
  Common stock issued for cash                   0      0     7,500
  Common stock issued to pay accounts payable    0      0     5,000
                                             ______________ _______
      Net Cash Provided by Financing             0      0    44,535
      Activities                             ______________ _______

NET INCREASE (DECREASE) IN CASH               (218)    42     6,042

CASH - BEGINNING OF PERIOD                   6,260  5,555         0
                                             ______________ _______
CASH - END OF PERIOD                        $6,042 $5,597    $6,042
                                             ======================
NONCASH TRANSACTIONS
  Note exchanged for debt and interest          $0     $0   $16,527
                                             ======================
  Stock issued to pay for services and          $0     $0   $15,040
  expenses                                   ======================

SUPPLEMENTAL DISCLOSURES
  Interest                                      $0     $0    $1,311
                                             ======================
  Taxes                                         $0     $0       $40
                                             ======================


                       See Notes to Financial Statements

                   THE BUD FINANCIAL GROUP, INC.
                   (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS

  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 1998 and 1997 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was formed for the purpose of investing in any and all types of assets, properties, and business. Company has completed a public stock offering in 1991. The offering is registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation, the registration of securities and the preliminary investigation of potential investments and acquisitions.

     Liquidity and Capital Resources

     At March 31, 1998, the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. The Company has incurred losses since inception and has expended all of its working capital. Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance the Company will be successful in raising this additional capital. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

     Results of Operations

     The Company's only operation to date has been the preliminary investigation of potential acquisition.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a shareholders meeting on March 18, 1999, wherein a majority of the outstanding common shares voted in favor of a name change to Bud Financial Group, Inc.; a change of corporate domicile to Nevada and a 1 for 5 reverse stock split, effective on or about March 18, 1999.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BUD FINANCIAL GROUP, INC.



Date:  April 12, 1999                   By:   /s/Thomas G. Kimble

                                        Thomas G. Kimble, President