Form 10QSB
period 1998-09-30
BUD FINANCIAL GROUP INC
filed 1999-04-15
CIK 843297

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 1998

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

                                BALANCE SHEETS

                                    ASSETS

                                               September 30, December 31,
                                                   1998          1997
                                               (Unaudited)

CURRENT ASSETS:
  Cash in bank                                      $6,125   $6,260
                                                 __________________

    Total Current Assets                             6,125    6,260
                                                 _________ ________

TOTAL ASSETS                                        $6,125   $6,260
                                                 ========= ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $0       $0
                                                 _________ ________

    Total Current Liabilities                            0        0
                                                 _________ ________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value, 40,000,000
    shares authorized, no shares issued and              0        0
    outstanding
  Common stock; $.0001 par value, 500,000,000
    shares authorized, 10,000,000 and 10,000,000
    shares issued and outstanding respectively       1,000    1,000
  Capital in excess of par value                    69,360   69,360
  Earnings (deficit) accumulated during the        (64,235) (64,100)
    development stage                            _________ ________

    Total Stockholders' Equity                       6,125    6,260
                                                 _________ ________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $6,125   $6,260
                                                 ========= ========

                       See Notes to Financial Statements

                         THE BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              For the Three  For the Nine    Cumulative
                              Months Ended   Months Ended    During the
                              September 30,  September 30,   Development
                               1998    1997    1998    1997    Stage
REVENUE
  Interest income               $43     $43    $130   $126     $5,027
  Gain on sale of Marketable      0       0       0      0     21,068
   Securities
  Other income                    0       0       0      0      6,876
                            _________________________________________

    Total revenues               44      43     130    126     32,971
                            _________________________________________

EXPENSES
  Amortization                    0       0       0      0        500
  Consulting                      0       0       0      0     10,800
  Interest                        0       0       0      0      2,085
  Miscellaneous                   0       0       0      0        124
  Offering expenses               0       0       0      0     12,000
  Office expenses                 5       0     265      0      2,977
  Rent                            0       0       0      0      2,781
  Research fees                   0       0       0      0        300
  Professional services           0  11,434       0 13,548     51,042
  Stock transfer fees             0     238       0    865      4,262
  Travel                          0       0       0      0        612
  Bad debt expenses               0       0       0      0     26,250
                            _________________________________________

    Total expenses                5  11,672     265 14,413    113,733
                            _________________________________________

INCOME (LOSS) BEFORE EXTRA-
ORDINARY ITEM                    39 (11,629)   (135) (14,287) (80,762)
  Extraordinary item - gain on
  extinguishment of debt (net of
  income tax of $0)               0       0       0  16,527    16,527
                            _________________________________________

NET INCOME (LOSS) BEFORE TAXES   39 (11,629)   (135)  2,240   (64,235)

PROVISION FOR INCOME TAXES        0       0       0       0         0

NET INCOME (LOSS)               $39$(11,629)  $(135) $2,240  $(64,235)
                            =========================================

EARNINGS (LOSS) PER SHARE        $0   $0.01   $0.00     $0      $0.03

                            =========================================


                       See Notes to Financial Statements

                         THE BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                    For the Three  For the Nine  Cumulative
                                    Months Ended   Months Ended  During the
                                    September 30,  September 30, Development
                                     1998   1997    1998   1997    Stage
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                        $39 $(11,629)  $(135) $2,240 $(64,235)
  Adjustments to reconcile net income
  (loss) to net cash used by operations
    Organization costs                    0      0      0       0    (500)
    Research fees and expenses paid by    0  8,939      0   8,939    9,239
    common stock
    Bad debt allowance                    0      0      0       0   26,250
    Amortization                          0      0      0       0      500
    Forgiveness of debt                   0      0      0 (15,742) (21,739)
    Rent provided free                    0      0      0       0      200
    Changes in assets and liabilities
      Increase in accrued interest        0      0      0       0  (1,250)
      receivable
      Increase (decrease) in accounts     0   (10)      0 (1,114)      693
      payable
      Increase in accrued interest        0      0      0       0        0
      payable                       ______________________________________

    Net Cash Provided (Used) by          39 (2,700)  (135) (5,677) (50,842)
    Operating Activities            ______________ _______________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Officer cash advances                   0 (3,061)     0       0   15,493
  Payment on officer advances             0      0      0       0   (3,061)
                                    ______________ _______________________

    Net Cash (Used) by Investing          0 (3,061)     0       0   12,432
    Activities                      ______________ _______________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing                 0      0      0       0    6,906
  Repayments of borrowing - net           0      0      0       0 (126,323)
  Proceeds from sale of investments       0      0      0       0  128,032
  Proceeds from sale of common stock      0      0      0       0   18,420
  Contribution of capital                 0      0      0       0    5,000
  Sale of common stock for cash           0  7,500      0   7,500    7,500
  Common stock issued to pay accounts     0      0      0       0    5,000
  payable                           ______________ _______________________

    Net Cash Provided by                  0  7,500      0   7,500   44,535
    Financing Activities            ______________ _______________________

NET INCREASE (DECREASE) IN CASH          39  1,739   (135)  1,823    6,125

CASH - BEGINNING OF PERIOD            6,086  5,639  6,260   5,555        0
                                    ______________ _______________________

CASH - END OF PERIOD                 $6,125 $7,378 $6,125  $7,378   $6,125
                                    ======================================
NONCASH TRANSACTIONS
  Note exchanged for debt and            $0     $0     $0 $15,480  $16,527
  interest                          ======================================

  Stock issued to pay for services       $0 $8,939     $0  $8,939  $15,040
  and expenses                      ======================================

SUPPLEMENTAL DISCLOSURES
  Interest                               $0     $0     $0      $0   $1,311
                                    ======================================
  Taxes                                  $0     $0     $0      $0      $40
                                    ======================================


                       See Notes to Financial Statements

                   THE BUD FINANCIAL GROUP, INC.
                   (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS

  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 1998 and 1997 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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