Form 10KSB
period 1998-12-31
BUD FINANCIAL GROUP INC
filed 1999-04-15
CIK 843297

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C,  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File No. 33-25779

                       BUD FINANCIAL GROUP, INC.
          (Exact name of Issuer as specified in its charter)

           Nevada                                           84-1100609
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                      Identification No.)

    311 South State Street, Suite 440, Salt Lake City, Utah 84111
        (Address of principal executive offices)   (Zip Code)

Issuer's telephone number, including area code: (801) 531-0066

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes   X
No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and none will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the common voting stock held by non-affiliates as of April 12, 1999: Not Determinable.

Shares outstanding of the Issuer's common stock as of December 31, 1998:
10,000,000

The issuer had no significant revenue for its fiscal year ended December 31, 1998.

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     (A) BUSINESS DEVELOPMENT.

     Bud Financial Group, Inc. (the "Issuer" or "Company"), was incorporated under the laws of the State of Colorado on May 27, 1988. The Issuer was organized to raise capital and then seek out, investigate and acquire any suitable asset, property or other business opportunity without regard to any specific business or industry.

     In connection with its corporate purposes, the Issuer effected a public offering of its common stock in 1991, pursuant to which it sold 95,000 shares of common stock and raised gross proceeds of $9,500. This offering was registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-18 which was filed with the Securities & Exchange Commission. Subsequent to the close of the offering, the Issuer has been in the process of investigating potential acquisitions, but has not made any acquisition. The Company has not yet engaged in any significant business activities.

     Since its public offering, the Company has issued additional shares of common stock for cash on various occasions in private offerings. At December 31, 1998, the Company had 10,000,000 shares issued and outstanding.

     On or about March 18, 1999, the Company changed its name from The Bud Financial Group, Inc. to Bud Financial Group, Inc.; changed its corporate domicile from the State of Colorado to the State of Nevada and effectuated a 1 for 5 reverse stock split which reduced its outstanding shares of common stock from 10,000,000 to 2,000,000 shares.

     (B) BUSINESS OF ISSUER.

     The Company's business plan is to seek one or more potential business ventures, anywhere in the United States, which, in the opinion of management may warrant involvement by the Company. The Company will only acquire businesses which can generate or provide audited financial statements. This will limit the types of businesses which the Company could acquire to those firms which have previously had audited financial statements. The Company recognizes that because of its limited financial, managerial and other resources, the number of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature, including, but not limited to, finance, high technology, manufacturing, natural resources, service, research and development, communications, insurance, brokerage, transportation and others. Management's discretion is unrestricted and it may participate in any business venture whatsoever, which may meet the business objectives discussed herein. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

     The Company will seek one or more potential business ventures from its known sources, but will rely heavily on personal contacts of its principal officer and director as well as indirect associations between them and other business and professional people. It is not anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations. In some instances, the Company may publish notices or advertisements seeking a potential business venture in financial or trade publications.

     The Company will not restrict its search to any specific kind of firms, but may acquire a venture in its preliminary or development stage, may participate in a business which is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desire to establish a public trading market for its common stock.

     Firms which seek the Company's participation in their operations through a reorganization, asset acquisition, or some other means may desire to do so to avoid what such firms may deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal costs, along with other conditions or requirements imposed by various state laws.

     To a large extent, a decision to participate in a specific business endeavor may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the results of a specific firm to date may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors. Because the Company may participate in business endeavors with newly organized firms or with firms which are entering a new phase of their growth, it should be emphasized that the Company will incur further risks since management in many instances will not have proved its abilities or effectiveness, the eventual market of such firm's product or services will likely not be established, and the profitability of the firm will be unproved and cannot be predicted.

     As part of the Company's investigation, officers and directors will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited financial resources and management and technical expertise.

     Generally, the Company will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

     It is anticipated that business endeavors will be available to the Company from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other who may present unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or to otherwise compensate investment banking or other services provided by persons who are unaffiliated with the Company but who submit a potential business endeavor in which the Company participates. No such finder's or other fees will be paid to any person who is an officer, director, owner of record or to the knowledge of the Company owner beneficially, of 10% or more of the Company's issued and outstanding stock, without the approval of a majority of disinterested shareholders.

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

     It is anticipated that the investigation of specific business endeavors and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business endeavor, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business venture, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     The Issuer has not yet engaged in any business activities. The Company has no formal business plan or any particular area of business in which it intends to engage. Management of the Company will attempt to acquire on behalf of the Company assets, properties and/or ongoing businesses which it believes are potential for successful development. This may include businesses or assets related to manufacturing, retail and wholesale sales, industrial development, and natural resource development or any other field of business or endeavor which Management of the Company may encounter. Management of the Company have not adopted any formal business plan or conducted any market studies with respect to any business or industry. No representation is made that Management of the Company have any particular expertise in connection with the proposed activities of the Company or any particular industry or business field. Management of the Company may rely on independent experts or consultants in any business field in connection with their examination and investigation of potential acquisitions.

     Management of the Company presently have no specific assets, properties or business operation which it has in mind for potential acquisition nor does it have any particular areas of business or industry in which it intends to look for such business acquisitions.

     (C) REPORTS TO SECURITY HOLDERS.

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (The "Exchange Act") and, in accordance therewith, files reports and other information with the Commission. Reports and other information filed by the Company with the Commission pursuant to the informational requirements of the Exchange Act are available for inspection and copying at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the following regional offices of the Commission: New York Regional Office, 7 World Trade Center, New York, New York 10007; Chicago Regional Office, 500 West Madison Street, Chicago, Illinois 60661. Copies of such material may be obtained from the public reference section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The Commission maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers that file such reports electronically with the Commission. Such site is accessible by the public through any Internet access service provider and is located at http://www.sec.gov. Copies of the Company's Annual, Quarterly and other Reports filed by the Company with the Commission are also available upon request, without charge, by writing the Company.


ITEM 2.  PROPERTIES.

     The Issuer has no significant properties or assets. The Company has no office facilities or employees. The Company uses the address of its President for its mailing address.

ITEM 3.  LEGAL PROCEEDINGS.

     There are not currently any material pending legal proceedings, to which the Issuer is a party or of which any of its property is subject and no such proceedings are known to the Issuer to be threatened or contemplated by or against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise during the 4th quarter of the fiscal year covered by this report. However, in the first quarter of 1999, shareholders of the Company approved its name change, change of corporate domicile and a 1 for 5 reverse stock split effective on or about March 18, 1999.

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Issuer's common stock has not been actively traded, although it is
listed on the OTC Bulletin Board under the symbol "       ".

     (B)  HOLDERS.

     The approximate number of record holders of the Issuer's common stock as of April 12, 1999, is 22.

     (C)  DIVIDENDS.

     The Issuer has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

     All shares of stock, when issued, will be fully-paid and nonassessable. All shares are equal to each other with respect to voting, liquidation and dividend rights. Holders of shares of common stock are entitled to one vote for each share they own at any stockholders' meeting. Holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor, and upon liquidation are entitled to participate pro-rata in a distribution of assets available for such a distribution to stockholders. There are no conversion, pre-emptive or other subscription rights or privileges with respect to any shares. Reference is made to the Company's Articles of Incorporation together with the Amendments thereto and its By-Laws as well as to the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of common stock. The common stock of the Company does not have cumulative voting rights which means that the holders of more than 50% of the shares voting for the election of directors may elect all of the directors if they choose to do so. In such event, the holders of the remaining shares aggregating less than 50% will not be able to elect any directors.

ITEM 6 . MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company was formed to effectuate a public stock offering and then to look for potential acquisitions. It has not yet made any acquisitions. The Company has no significant assets.

     The Company's plan of operations is to actively seek a business combination with an ongoing private business enterprise, although no specific combination is presently contemplated.

ITEM 7.  FINANCIAL STATEMENTS.

     See attached financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the two most recent fiscal years, there has not been any change in the principal independent accountant for the Issuer, and there has been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     (A)  IDENTIFICATION OF DIRECTORS.

     The current director of the Issuer, who will serve until the next annual meeting, or until his successor is elected or appointed and qualified, is set forth below:

                       YEAR FIRST ELECTED     POSITION
    NAME          AGE
                       AS DIRECTOR          President, Secretary
Thomas G. Kimble   53                       and Director
                       Since September 17,
                       1997

     (B)  IDENTIFICATION OF EXECUTIVE OFFICERS.

     Same as above.

     (C)  SIGNIFICANT EMPLOYEES.

     The Issuer has no significant employees.

     (D)  FAMILY RELATIONSHIPS.

     None

     (E)  BUSINESS EXPERIENCE.

     (1) Background

     Thomas G. Kimble, graduated from the University of Utah in 1970. He received his his J.D. degree from the University of Utah in 1973. Since 1973 he has engaged in the private practice of law in Salt Lake City, Utah specializing in securities law.

     (2) Directorships

     Except as described herein, none of the Issuer's directors, nor any person nominated or chosen to become a director holds any other directorships in any other company with class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

     (F)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     None of the officers or directors have been involved in any material legal proceedings which occurred within the last five years of any type as described in Section 401(f) of Regulation S-K.

ITEM 10.  EXECUTIVE COMPENSATION.

     (A)  CASH COMPENSATION.

None of the Issuer's officers or directors individually received any salary, wage or other compensation during the last two financial years. During the current fiscal year the Issuer has no present plans to pay any other compensation to officers or directors.

     (B)  COMPENSATION PURSUANT TO PLANS.

     There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the Issuer.

     (C)  OTHER COMPENSATION.

     None.

     (D)  COMPENSATION TO DIRECTORS.

     None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &
          MANAGEMENT.

     The following table sets forth the beneficial stock ownership of all persons known by the Issuer to own more than 5% of the outstanding common stock, and the officers and directors, both individually and as a group.

Name and Address of    Position with  Amount and Nature of  % of
Beneficial Owner                      Beneficial Ownership  Class
                       Company
Thomas G. Kimble                       1,643,800 (1)         82%
                       President
                       Secretary-
                       Treasurer and
                       Director
All officers & directorsas a group
                       1 person

(1) Includes all shares beneficially owned, regardless of the form of ownership.

CHANGES IN CONTROL.

     There are no arrangements including pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS.

     On September 17, 1997, the Company issued 1,643,800 shares (adjusted for recent 1 for 5 reverse split) to the Company's President for $16,439.

     No officer, director, promoter, or affiliate of the Issuer has or proposes to have any direct or indirect material interest by security holdings, contracts, options, or otherwise in the Issuer or any asset proposed to be acquired by the Issuer other than as described herein.

                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1.  Audited Financial Statements are included as part of this report.

     2.  Financial Statement Schedules.

     None.


     3.  Exhibits.

     (a)  Articles of Incorporation in Nevada

     (b)  Plan and Articles of Merger

     Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1998.

                              SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Issuer has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BUD FINANCIAL GROUP, INC.



Date:     April 12, 1999                 /s/ Thomas G. Kimble

                              Thomas G. Kimble, President






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



Date:      April 12, 1999                /s/ Thomas G. Kimble
                              Thomas G. Kimble, Director

                   THE BUD FINANCIAL GROUP, INC.
                    (A Development Stage Company)

                        FINANCIAL STATEMENTS

             FOR THE TWO YEARS ENDED DECEMBER 31, 1998

                                WITH

                    INDEPENDENT AUDITOR'S REPORT

                   THE BUD FINANCIAL GROUP, INC.
                   (A Development Stage Company)


                              CONTENTS

                                                              PAGE

  Independent Auditor's Report                                         1


  Balance Sheets                                                       2


  Statements of Operations                                             3


  Statement of Stockholders' Equity                                   4-5


  Statements of Cash Flows                                             6


  Notes to Financial Statements                                       7-10

  Independent Auditor's Report

  Directors and Stockholders'
  THE BUD FINANCIAL GROUP, INC.
  Salt Lake City, Utah

  I have audited the accompanying balance sheets of The Bud Financial Group, Inc. (a development stage company) as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from July 1, 1994 to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of The Bud Financial Group, Inc. from inception (May 27, 1988) to June 30, 1994 were audited by other auditors whose reports included an explanatory paragraph with respect to the Company's ability to continue as a going concern.

  I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bud Financial Group, Inc. (a development stage company) at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended and from July 1, 1994 to December 31, 1998 in conformity with generally accepted accounting principles.

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



                                                   David T. Thomson, P.C.


  Salt Lake City, Utah
       March 16, 1999

                         THE BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS

                 ASSETS

                                             December 31, December 31,
                                                 1998         1997

CURRENT ASSETS
  Cash on hand                                    $276    $535
  Cash in escrow                                 5,892   5,725
                                              ________________

    Total current assets                         6,168   6,260
                                              ________________

TOTAL ASSETS                                    $6,168  $6,260
                                              ================

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                  $0      $0
                                              ________________

    Total current liabilities                        0       0
                                              ________________

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.0001 par value,
    40,000,000 shares authorized; no
    shares issued and outstanding                    0       0

  Common stock, $.0001 par value,
    500,000,000 shares authorized;
    10,000,000 and 10,000,000 shares             1,000   1,000
    issued and outstanding respectively

  Additional paid-in capital                    69,360  69,360

  Deficit accumulated during the development   (64,192)(64,100)
    stage                                     ________________

          Total stockholders' equity (deficit)   6,168   6,260
                                              ________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $6,168  $6,260
                                              ================

The accompanying notes are an integral part of these financial statements.

                         THE BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS

                                    For The     For The    Cumulative
                                  Year Ended   Year Ended  During the
                                 December 31, December 31, Development
                                     1998         1997       Stage

REVENUES
  Interest Income                        $178       $169    $5,075
  Gain on sale of marketable securities     0          0    21,068
  Other income                              0          0     6,876
                                    ______________________________

    Total revenues                        178        169    33,019
                                    ______________________________

EXPENSES
  Amortization                              0          0       500
  Consulting                                0          0    10,800
  Interest                                  0          0     2,085
  Miscellaneous                             0          0       125
  Offering expenses                         0          0    12,000
  Office expenses                         270          0     2,982
  Rent                                      0          0     2,781
  Research fees                             0          0       300
  Professional services                     0     14,709    51,042
  Stock transfer fees                       0        865     4,261
  Travel                                    0          0       612
  Bad debt expense                          0          0    26,250
                                    ______________________________

    Total expenses                        270     15,574   113,738
                                    ______________________________

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM   (92)   (15,405)  (80,719)
  Extraordinary item - gain on
  extinguishment of debt (net of            0     16,527    16,527
  income tax of $0)                 _________ ____________________

NET INCOME (LOSS) BEFORE TAXES            (92)      1,122  (64,192)

(PROVISIONS) FOR BENEFIT OF                 0          0         0
  INCOME TAXES                      ______________________________

NET INCOME (LOSS)                         (92)      1,122  (64,192)
                                    ==============================
EARNINGS (LOSS) PER COMMON SHARE        $0.00        $  0    $0.03
                                    ==============================

The accompanying notes are an integral part of these financial statements.

                         THE BUD FINANCIAL GROUP, INC.
                        ( A Development Stage Company)

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Common Stock Additional During the
                                                  Paid-In   Development
                                    Shares Amount Capital     Stage

BALANCE, Inception (May 27,1988)        0      $0      $0      $0

May 27, 1988, issuance of $.0001
  par value common shares at
  $.00125 per share             1,000,000     100   7,400       0

Rent for 1988 provided by the
  Company's President                   0       0     100       0

Net income (loss) from inception
  to December 31, 1988                  0       0       0 (13,344)
                                 ________________________________

BALANCE,  December 31, 1988     1,000,000     100   7,500 (13,344)

Rent for 1989 provided by the           0       0     100       0
  Company's President

Net income (loss) for the year
  ended December 31, 1989               0       0      0  (11,949)
                                 ________________________________

BALANCE,  December 31, 1989     1,000,000     100  7,600  (25,293)

Rent for 1990 provided by the           0       0    100        0
  Company's President

Net income (loss) for the year
  ended December 31, 1990               0       0      0  (13,190)
                                 ________________________________

BALANCE, December 30, 1990      1,000,000     100  7,700  (38,483)

Issuance of common shares for
  cash at various dates at $.10    95,000      10  9,490        0
  per share

Net income (loss) for the year
  ended December 31, 1991               0       0      0   23,234
                                 ________________________________

BALANCE, December 31, 1991      1,095,000     110 17,190  (15,249)

Issuance of common stock for
  services at approximately       800,000      80    721        0
  par value ($.001)

Net Income (Loss) for the year
  ended December 31, 1992               0       0      0   (4,042)
                                 ________________________________

BALANCE, December 31, 1992      1,895,000     190 17,911  (19,291)

Issuance of common stock for
  cash at $.052 per share          10,000       1    519        0

Issuance of common stock for
  services $.00075 per share      400,000      40    260        0

Cancellation of common shares    (400,000)    (40)    40        0
  issued

Net income (loss) for the year
  ended December 31, 1993               0       0      0   (2,792)
                                 ________________________________

BALANCE, December 31, 1993      1,905,000   $191 $18,730 $(22,083)

The accompanying notes are an integral part of these financial statements.

                         THE BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Cumulative
                                  Common Stock Additional During the
                                                 Paid-In  Development
                                  Shares Amount  Capital    Stage

BALANCE, December 31, 1993     1,905,000   $191 $18,730 $(22,083)

Issuance of common stock in
  exchange for services at     1,000,000    100   4,900        0
  $.005 per share

Issuance of common shares for
  $5,000 cash and $25,000 note,
  December 1994 at $.005 per
  share                        6,000,000    600  29,400        0

1 for 5 reverse split of the
  Company's common stock      (7,124,000)  (713)    713        0

Net income (loss) for the year
  ended December 31, 1994              0      0       0  (12,322)
                                ________________________________

BALANCE, December 31, 1994     1,781,000    178  53,743  (34,405)

Net income (loss) for the year
  ended December 31, 1995              0      0       0  (14,535)
                                ________________________________

BALANCE, December 31, 1995     1,781,000    178  53,743  (48,940)

Net income (loss) for the year
  ended December 31, 1996              0      0       0  (16,282)
                                ________________________________

BALANCE, December 31, 1996     1,781,000    178  53,743  (65,222)

Issuance of common shares for
  cash and to pay expenses,
  September 1997 at $.002
  per share                    8,219,000    822  15,617        0

Net income (loss) for the year
  ended December 31, 1997              0      0       0    1,122
                                _______________ _______ ________

BALANCE, December 31, 1997    10,000,000  1,000  69,360  (64,100)

Net income (loss) for the year
  ended December 31, 1998              0      0       0      (92)
                                _______________ _______ ________

BALANCE, December 31, 1998    10,000,000 $1,000 $69,360 $(64,192)
                              ==========  ===== ======= ========

The accompanying notes are an integral part of these financial statements.

                         THE BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOW

                                     For The      For the    Cumulative
                                    Year ended   Year ended  During the
                                   December 31, December 31, Development
                                       1998         1997        Stage

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $(92)    $1,122  $(64,192)
  Adjustments to reconcile net income
  (loss) to net cash used by operations
   Organization costs                         0         0      (500)
   Research fees and expenses paid by         0     8,939     9,239
   common stock
   Bad Debt allowance                         0         0    26,250
   Amortization                               0         0       500
   Forgiveness of debt                        0   (15,480)  (21,739)
   Rent provided free                         0         0       200
   Deferred tax asset                         0         0         0
   Changes in assets and liabilities
    Increase in accrued interest receivable   0         0    (1,250)
    Increase (decrease) in accounts payable   0   (1,114)       693
    Increase (decrease) in accrued interest   0   (1,047)         0
     payable                           ____________________________

     Net cash provided (used) by            (92)   (7,580)  (50,799)
     operations                        __________________  ________

CASH FLOWS FROM INVESTING ACTIVITIES
  Officer advances                            0     3,846    15,493
  Payment on officer advances                 0    (3,061)   (3,061)
                                       ____________________________

     Net cash provided by investing           0       785    12,432
     activities                        ____________________________

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from borrowing                     0         0     6,906
  Repayments of borrowing - net               0         0  (126,323)
  Proceeds from sale of investments           0         0   128,032
  Proceeds from sale of common stock          0         0    18,420
  Contribution to capital                     0         0     5,000
  Common stock issued for cash                0     7,500     7,500
  Common stock issued to pay accounts         0         0     5,000
   payable                             __________________  ________

     Net cash provided by financing           0     7,500    44,535
     activities                        __________________  ________

INCREASE (DECREASE) IN CASH                 (92)      705     6,168

CASH - BEGINNING OF PERIOD                6,260     5,555         0
                                       __________________  ________

CASH - END OF PERIOD                     $6,168    $6,260    $6,168
                                       ==================  ========
NONCASH TRANSACTIONS
  Note exchanged for debt and interest       $0   $16,527   $16,527
                                       ============================

  Stock issued to pay for services and       $0    $8,939   $15,040
   expenses                            ============================

SUPPLEMENTAL DISCLOSURES
  Interest                                   $0      $163    $1,311
                                       ============================
  Taxes                                      $0        $0       $40
                                       ============================

The accompanying notes are an integral part of these financial statements.

                   THE BUD FINANCIAL GROUP, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Colorado on May 27, 1988 and has elected a fiscal year end of December 31st. The Company's only office is located in Salt Lake City, Utah. The Company was organized for the primary purpose of seeking, evaluating, and merging with other entities, and to seek financing as may be appropriate. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirement of the Company and other relevant factors. During 1998 and 1997 the Company had no operating revenue.

  Earnings Per Share - The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

  Organization Costs - The Company has amortized its organization costs, which reflected amounts expended to organize the company, over sixty
  (60) months using the straight-line method.

  Income Taxes - Due to available net operating loss carryovers at December 31, 1997 and a loss at December 31, 1998 no provision for income taxes has been made. At December 31, 1998 and 1997, there were no deferred income taxes resulting from expense items being reported for financial accounting and tax reporting purposes in different periods.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From Inception (May 27, 1988) to December 31, 1998, from time to time, the Company has issued stock for payment of services rendered and certain expenses. There has been no non-cash investing or financing activities in 1998 and 1997.

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

  On September 17, 1997 the Company issued 8,219,000 shares of its common stock at $.002 per share for $7,500 cash and to pay expenses valued at $8,938. At the same time the Company's current management that was appointed on January 17, 1997 (see note 3) resigned and new management was appointed.

  NOTE 3  -  RELATED PARTY TRANSACTIONS

  On June 27, 1994, the Company's Board of Directors authorized to be issued 1,000,000 shares of par value $0.0001 Restricted Common Stock to CanAmerican Business Capital, Inc., in consideration of a cash payment of $5,000 in order to pay legal, accounting and filing expenses of the Company. CanAmerican immediately sold these shares to Larry E. Clark, a former Company President. Concurrently, CanAmerican also acquired 600,000 shares of Common Stock from other shareholders of the Company. Such shares were also immediately sold by CanAmerican to Larry E. Clark.

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

                   THE BUD FINANCIAL GROUP, INC.
                    (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

NOTE 3  -  RELATED PARTY TRANSACTIONS  -  CONTINUED

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

  On January 20, 1997, the Board of Directors approved the transfer of the $ 25,000 note receivable with its accrued interest to the Corporation's former President, Larry E. Clark, in exchange for a forgiveness of debt from him for amounts he had advanced to the Company along with the accrued interest receivable associated with the advances. At the time of the exchange, the liability for advances and interest on the advances combined to be $16,527. The Company had deemed the note receivable to be uncollectible and of zero value (see note 6)and it was recorded as such in prior periods. Thus, the full amount of the debt and accrued interest on the debt was recorded as a gain on debt extinquishment in the statement of operations at December 31, 1997.

  On September 17, 1997 the Company issued 8,219,000 shares of its common stock at $.002 per share for $7,500 cash and to pay expenses valued at $8,938. At the same time the Company's current management that was appointed on January 17, 1997 resigned and new management was appointed

NOTE 4  -  GOING CONCERN

    The company has experienced a loss of $92 in 1998 and has experienced losses from its inception. The Company has limited operating capital and no income producing assets and again sustained losses during its development stage which have caused an earnings deficit. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and may personally pay expenses to keep it in existence and may sell stock or borrow funds to meet future cash and operational needs. The Company is looking for a potential merger or acquisition partner.

  NOTE 5  -  INCOME TAXES

    Income tax expense consists of the following components:

     Estimated current taxes payable        $           -
     Tax benefit of NOL carryforward                     -
     Deferred taxes                        -

                    $            -

                   THE BUD FINANCIAL GROUP, INC.
                   ( A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS


NOTE 5  -  INCOME TAXES   -  CONTINUED

    For tax purposes, the Company had available at December 31, 1997, net operating loss ("NOL") carryforwards for regular Federal income tax purposes of $45,659. The balance of NOL carryforwards of $45,659 will expire as shown on the next page. A valuation allowance of $6,849 has been established for those tax credits which are not expected to be realized. The change in the allowance during 1998 was $14 and during 1997 was $998.

         Year  Amount

         2005  $ 5,165
         2006     1,124
         2007     4,043
         2008     2,792
         2009   12,322
         2010     7,777
         2011   12,344
         2018          92

              $45,659

  NOTE 6  -  NOTE RECEIVABLE

    Due to the uncertainty as to the collectibility of the $25,000 note receivable and its associated accrued interest as shown in the prior balance sheets, a valuation allowance was applied to each amount. Therefore, on the financial statements they had no value at the time they were exchanged for debt during in 1997. (see note 3).

  NOTE 7  -  SUBSEQUENT EVENT

    The Company subsequent to December 31, 1998 changed it corporate domicile to Nevada. At the time of the change the Company also changed its common stock par value to $.001 per share and changed its authorized shares to 50,000,000 shares of common stock. The Company also authorized 1,000,000 shares of preferred stock at $.001 par value which is also a change from previous preferred stock capitalization.