Form 10QSB
period 1999-03-31
BUD FINANCIAL GROUP INC
filed 1999-05-03
CIK 843297

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 1999

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

The number of $.001 par value common shares outstanding at April
30, 1999, 2,000,000.

Transitiional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Attached hereto are financial statements required by 310(b) of Regulation S-B.

                         THE BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                    ASSETS

                                                    March 31, December 31,
                                                      1999       1998
                                                    (Unaudited)

CURRENT ASSETS:
  Cash                                                 $8,011     $6,168
                                                    ____________________

     Total Current Assets                               8,011      6,168
                                                    _________ __________

TOTAL ASSETS                                           $8,011     $6,168
                                                    ========= ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $0         $0
                                                    _________ __________

     Total Current Liabilities                              0          0
                                                    _________ __________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value, 40,000,000
    shares authorized, no shares issued and                 0          0
    outstanding
  Common stock; $.0001 par value, 500,000,000
    shares authorized, 10,000,000 and 10,000,000
    shares issued and outstanding respectively          1,000      1,000
  Capital in excess of par value                       75,360     69,360
  Earnings (deficit) accumulated during the           (68,349)   (64,192)
    development stage                               _________ __________

          Total Stockholders' Equity                    8,011      6,168
                                                    _________ __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $8,011     $6,168
                                                    ========= ==========

                       See Notes to Financial Statements

                         THE BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            For the Three  Cumulative
                                            Months Ended   During the
                                               March 31,   Development
                                             1999    1998    Stage

REVENUE
  Interest income                             $40     $42    $5,115
  Gain on sale of marketable securities         0       0    21,068
  Other income                                  0       0     6,876
                                          _________________________

    Total revenues                             40      42    33,059
                                          _________________________

EXPENSES
  Amortization                                  0       0       500
  Consulting                                    0       0    10,800
  Interest                                      0       0     2,085
  Miscellaneous                                 0       0       125
  Offering expenses                             0       0    12,000
  Office expenses                             275     260     3,257
  Rent                                          0       0     2,781
  Research fees                                 0       0       300
  Professional services                     3,650       0    54,692
  Stock transfer fees                         272       0     4,533
  Travel                                        0       0       612
  Bad debt expense                              0       0    26,250
                                          _________________________

    Total expenses                          4,197     260   117,935
                                          _________________________

INCOME (LOSS) BEFORE EXTRA-
ORDINARY ITEM                              (4,157)   (218)  (84,876)
  Extraordinary Item - gain on
  exstinguishment of debt (net of
  income tax of $0)                             0       0    16,527
                                          _________________________

NET INCOME (LOSS) BEFORE TAXES              (4,157)  (218)  (68,349)
                                          _________________________

PROVISION FOR INCOME TAXES                      0       0         0
                                          _________________________

NET INCOME (LOSS)                          $(4,157) $(218) $(68,349)
                                          =========================

EARNINGS (LOSS) PER SHARE                    $0.00   $0.00    $0.03
                                          =========================


                       See Notes to Financial Statements

                         THE BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            For the Three  Cumulative
                                            Months Ended   During the
                                                March 31,  Development
                                               1999   1998    Stage
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $(4,157) $(218)$(68,349)
  Adjustments to reconcile net income(loss)
  to net cash used by operations
    Organization costs                            0      0     (500)
    Research fees and expenses paid by            0      0    9,239
     common stock
    Bad debt allowance                            0      0   26,250
    Amortization                                  0      0      500
    Forgiveness of debt                           0      0  (21,739)
    Rent provided free                            0      0      200
    Changes in assets and liabilities
      Increases in accrued interest receivable    0      0   (1,250)
      Increase (decrease) in accounts payable     0      0      693
      Increase in accrued interest payable        0      0        0
                                             ______________________

      Net Cash Provided (Used) by Operating  (4,157)  (218) (54,956)
      Activities                             ______________ _______

CASH FLOWS FROM INVESTING ACTIVITIES
  Officer cash advances                           0      0   15,493
  Payment on officer advances                     0      0   (3,061)
                                             ______________ _______

    Net Cash Provided by Investing                0      0   12,432
    Activities                               ______________ _______

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing                         0      0    6,906
  Repayments of borrowing - net                   0      0 (126,323)
  Proceeds form sale of investments               0      0  128,032
  Proceeds from sale of common stock              0      0   18,420
  Contribution of capital                     6,000      0   11,000
  Common stock issued for cash                    0      0    7,500
  Common stock issued to pay accounts payable     0      0    5,000
                                             ______________ _______

    Net Cash Provided by Financing            6,000      0   50,535
    Activities                               ______________ _______

NET INCREASE (DECREASE) IN CASH               1,843   (218)   8,011

CASH  -  BEGINNING OF PERIOD                  6,168  6,260        0
                                             ______________ _______
CASH  -  END OF PERIOD                       $8,011 $6,042   $8,011
                                             ======================
NONCASH TRANSACTIONS
  Note exchanged for debt and interest           $0     $0  $16,527
                                             ======================
  Stock issued to pay for services and expenses  $0     $0  $15,040
                                             ======================
SUPPLEMENTAL DISCLOSURES
  Interest                                       $0     $0  $1,311
                                            ======================
  Taxes                                          $0     $0     $40
                                            ======================

                       See Notes to Financial Statements

                    THE BUD FINANCIAL GROUP, INC.
                    (A DEVELOPMENT STAGE COMPANY)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 1999 and 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

     Liquidity and Capital Resources

     At March 31, 1999, the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. The Company has incurred losses since inception and has expended all of its working capital. Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance the Company will be successful in raising this additional capital.
At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

     Results of Operations

     The Company's only operation to date has been the preliminary investigation of potential acquisitions.

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

                              BUD FINANCIAL GROUP, INC.



Date:  April 30, 1999         By:   /s/Thomas G. Kimble
                              Thomas G. Kimble, President





T8110Qbud.399