Form 10QSB
period 1999-06-30
BUD FINANCIAL GROUP INC
filed 1999-08-06
CIK 843297

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 1999

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

The number of $.001 par value common shares outstanding at August
3, 1999, 2,000,000.

Transitiional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Attached hereto are financial statements required by 310(b) of Regulation S-B.


ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was formed for the purpose of investing in any and all types of assets, properties, and business. The Company completed a public stock offering in 1991. The offering was registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation, the registration of securities and the preliminary investigation of potential investments and acquisitions.

     Liquidity and Capital Resources

     At June 30, 1999, the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. The Company has incurred losses since inception and has expended all of its working capital. Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance the Company will be successful in raising this additional capital.
At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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

                                   BUD FINANCIAL GROUP, INC.



Date:  August 3, 1999         By:   /s/Thomas G. Kimble

                                   Thomas G. Kimble, President

                              BUD FINANCIAL GROUP, INC.
                      (Formerly The Bud Financial Group, Inc.)
                            (A Development Stage Company)

                                   BALANCE SHEETS

                                       ASSETS

                                                       June 30, December 31,
                                                         1999      1998
                                                     (Unaudited)
CURRENT ASSETS:
  Cash                                                   $6,292     $6,168
                                                       ________ __________

    Total Current Assets                                  6,292      6,168
                                                       ________ __________

TOTAL ASSETS                                             $6,292     $6,168
                                                       ======== ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $0         $0
                                                       ________ __________

    Total Current Liabilities                                 0          0
                                                       ________ __________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value,1,000,000 shares
    authorized, no shares issued and outstanding              0          0
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 2,000,000 and 2,000,000 shares issued
    and outstanding respectively                          2,000      2,000
  Capital in excess of par value                         76,360     68,360
  Earnings (deficit) accumulated during the             (72,068)   (64,192)
    development stage                                  ________ __________

    Total Stockholders' Equity                            6,292      6,168
                                                       ________ __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $6,292     $6,168
                                                       ======== ==========

                         See Notes to Financial Statements

                              BUD FINANCIAL GROUP, INC.
                      (Formerly The Bud Financial Group, Inc.)
                            (A Development Stage Company)

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                  For the Three   For the Six    Cumulative
                                  Months Ended    Months Ended   During the
                                    June 30,        June 30,    Development
                                   1999   1998     1999   1998     Stage

REVENUE
  Interest income                   $41    $43      $81    $86    $5,156
  Gain on sale of marketable          0      0        0      0    21,068
    securities
  Other income                        0      0        0      0     6,876
                               _________________________________________

    Total revenues                   41     43       81     86    33,100
                               _________________________________________

EXPENSES
  Amortization                        0      0        0      0       500
  Consulting                          0      0        0      0    10,800
  Interest                            0      0        0      0     2,085
  Miscellaneous                       0      0        0      0       125
  Offering expenses                   0      0        0      0    12,000
  Office expenses                    45      0      320    260     3,302
  Rent                                0      0        0      0     2,781
  Research fees                       0      0        0      0       300
  Professional services           3,200      0    6,850      0    57,892
  Stock transfer fees               515      0      787      0     5,048
  Travel                              0      0        0      0       612
  Bad debt expense                    0      0        0      0    26,250
                               _________________________________________

    Total expenses                3,760      0    7,957    260   121,695
                               _______________ _________________________

INCOME (LOSS) BEFORE EXTRA-
ORDINARY ITEM                    (3,719)    43   (7,876)  (174)  (88,595)
  Extraordinary Item - gain on
  extinguishment of debt (net of
  income tax of $0)                   0      0        0      0    16,527
                               _______________ _________________________

NET INCOME (LOSS) BEFORE TAXES   (3,719)    43   (7,876)  (174)  (72,068)

PROVISION FOR INCOMETAXES             0      0        0      0         0
                               _______________ _________________________

NET INCOME (LOSS)               $(3,719)   $43  $(7,876) $(174) $(72,068)
                               =============== =========================
EARNINGS (LOSS) PER SHARE         $0.00  $0.00    $0.00  $0.00     $0.16
                               =============== =========================

                         See Notes to Financial Statements

                              BUD FINANCIAL GROUP, INC.
                      (Formerly The Bud Financial Group, Inc.)
                            (A Development Stage Company)

                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                      For the Three  For the Six   Cumulative
                                      Months Ended   Months Ended  During the
                                        June 30,       June 30,   Development
                                       1999   1998    1999   1998    Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                          $(3,719)   $43$(7,876) $(174)$(72,068)
  Adjustments to reconcile net income
 (loss)to net cash used by operations
    Organization costs                      0      0      0       0    (500)
    Research fees and expenses paid by      0      0      0       0    9,239
     common stock
    Bad debt allowance                      0      0      0       0   26,250
    Amortization                            0      0      0       0      500
    Forgiveness of debt                     0      0      0       0 (21,739)
    Rent provided free                      0      0      0       0      200
    Changes in assets and liabilities
      Increases in accrued interest         0      0      0       0  (1,250)
       receivable
      Increase(decrease) in accounts        0      0      0       0      693
       payable                        ______________ ______ ________________

      Net Cash Provided (Used) by      (3,719)    43 (7,876)  (174) (58,675)
      Operating Activities            ______________ _______________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Officer cash advances                     0      0      0       0   15,493

  Payment on officer advances               0      0      0       0  (3,061)
                                      ______________ _______________________

      Net Cash Provided by                  0      0      0       0   12,432
      Investing Activities            ______________ _______________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing                   0      0      0       0    6,906
  Repayments of borrowing - net             0      0      0       0(126,323)
  Proceeds form sale of investments         0      0      0       0  128,032
  Proceeds from sale of common stock        0      0      0       0   18,420
  Contribution of capital               2,000      0  8,000       0   13,000
  Common stock issued for cash              0      0      0       0    7,500
  Common stock issued to pay accounts       0      0      0       0    5,000
   payable                            ______________ _______________________

      Net Cash Provided by              2,000      0  8,000       0   52,535
      Financing Activities            ______________ _______________________

NET INCREASE (DECREASE) IN CASH       (1,719)     43    124   (174)    6,292

CASH  -  BEGINNING OF PERIOD            8,011  6,043  6,168   6,260        0
                                      ______________ _______________________

CASH  -  END OF PERIOD                 $6,292 $6,086 $6,292  $6,086   $6,292
                                      ======================================

NONCASH TRANSACTIONS
  Note exchanged for debt and interest     $0     $0     $0      $0  $16,527
                                      ======================================
  Stock issued to pay for services and     $0     $0     $0      $0  $15,040
   expenses                           ======================================

SUPPLEMENTAL DISCLOSURES
  Interest                                 $0     $0     $0      $0   $1,311
                                      ======================================
  Taxes                                    $0     $0     $0      $0      $40
                                      ======================================

                         See Notes to Financial Statements

                      BUD FINANCIAL GROUP, INC.
              (FORMERLY THE BUD FINANCIAL GROUP, INC.)
                   (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS

  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

  NOTE 2  -  CHANGE OF CORPORATE DOMICILE AND OTHER CORPORATE MATTERS

       The shareholders of the Company approved a 1 for 5 reverse spit in the issued and outstanding shares of the Company's common stock. This transaction has been retroactively reflected in these financial statements. The Company, with the approval of its shareholders, also change its Corporate domicile from Colorado to Nevada and in connections with this action changed the name of the Company to Bud Financial Group, Inc. and modified certain other provisions of the Company's governing instruments by merging it into a new Nevada corporation created for the purpose of changing its Corporate domicile. At the time of the change of Corporate domicile, the Company changed its authorized shares of common stock to 50,000,000 shares, and its par value to $.001, and authorized 1,000,000 shares of preferred stock at a $.001 par value.