Form 10QSB
period 1999-09-30
BUD FINANCIAL GROUP INC
filed 1999-11-01
CIK 843297

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 1999

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

The number of $.001 par value common shares outstanding at October 28, 1999, 2,000,000.

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

     Liquidity and Capital Resources

     At September 30, 1999, the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. The Company has incurred losses since inception and has expended all of its working capital.
Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance the Company will be successful in raising this additional capital. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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

                              BUD FINANCIAL GROUP, INC.



Date:  October 28, 1999       By:   /s/Thomas G. Kimble
                                   Thomas G. Kimble, President



                           BUD FINANCIAL GROUP, INC.
                   (Formerly The Bud Financial Group, Inc.)
                         (A Development Stage Company)

                                BALANCE SHEETS

                                    ASSETS

                                             September 30, December 31,
                                                   1999      1998
                                              (Unaudited)

CURRENT ASSETS:
  Cash in bank                                    $7,283   $6,168
                                               _________ ________

    Total Current Assets                           7,283    6,168
                                               _________ ________

TOTAL ASSETS                                      $7,283   $6,168
                                               ========= ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $0       $0
                                               _________ ________

    Total Current Liabilities                          0        0
                                               _________ ________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 1,000,000
    shares authorized, no shares issued and            0        0
    outstanding
  Common stock; $.001 par value, 50,000,000
    shares authorized, 2,000,000 and 2,000,000
    shares issued and outstanding respectively     2,000    2,000
  Capital in excess of par value                  77,860   68,360
  Earnings (deficit) accumulated during the      (72,577) (64,192)
    development stage                          _________ ________

    Total Stockholders' Equity                     7,283    6,168
                                               _________ ________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $7,283   $6,168
                                               ========= ========
See Notes to Financial Statements.




                           BUD FINANCIAL GROUP, INC.
                   (Formerly The Bud Financial Group, Inc.)
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the Three  For the Nine   Cumulative
                                   Months Ended   Months Ended   During the
                                   September 30,  September 30,  Development
                                   1999    1998   1999    1998     Stage

REVENUE
  Interest income                   $42     $43    $123   $130    $5,198
  Gain on sale of Marketable          0       0       0      0    21,068
    Securities
  Other income                        0       0       0      0     6,876
                                ________________________________________

    Total revenues                   42      43     123    130    33,142
                                ________________________________________

EXPENSES
  Amortization                        0       0       0      0       500
  Consulting                          0       0       0      0    10,800
  Interest                            0       0       0      0     2,085
  Miscellaneous                       0       0       0      0       124
  Offering expenses                   0       0       0      0    12,000
  Office expenses                    10       5     330    265     3,312
  Rent                                0       0       0      0     2,781
  Research fees                       0       0       0      0       300
  Professional services             541       0   7,391      0    58,434
  Stock transfer fees                 0       0     787      0     5,048
  Travel                              0       0       0      0       612
  Bad debt expenses                   0       0       0      0    26,250
                                ________________________________________

    Total expenses                  551       5   8,508    265   122,246
                                ________________________________________

INCOME (LOSS) BEFORE EXTRA-
ORDINARY ITEM                      (509)     39  (8,385)  (135)  (89,104)
  Extraordinary item - gain on
  exstinguishment of debt (net of
  income tax of $0)                   0       0       0      0    16,527
                                ________________________________________

NET INCOME (LOSS) BEFORE TAXES     (509)     39  (8,385)   135   (72,577)
                                ________________________________________

PROVISION FOR INCOME TAXES            0       0       0      0         0
                                ________________________________________

NET INCOME (LOSS)                 $(509)    $39 $(8,385) $(135) $(72,577)
                                ========================================

EARNINGS (LOSS) PER SHARE         $0.00   $0.01   $0.00  $0.00     $0.16
                                ========================================

See Notes to Financial Statements.

                           BUD FINANCIAL GROUP, INC.
                   (Formerly The Bud Financial Group, Inc.)
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                      For the Three  For the Nine  Cumulative
                                      Months Ended   Months Ended  During the
                                      September 30,  September 30, Development
                                       1999   1998    1999   1998    Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                   $(509)   $39  $(8,385) $(135) $(72,577)
  Adjustments to reconcile net income
 (loss)to net cash used by operations
    Organization costs                    0      0        0      0      (500)
    Research fees and expenses paid by    0      0        0      0     9,239
      common stock
    Bad debt allowance                    0      0        0      0    26,250
    Amortization                          0      0        0      0       500
    Forgiveness of debt                   0      0        0      0   (21,739)
    Rent provided free                    0      0        0      0       200
    Changes in assets and liabilities
      Increase in accrued interest        0      0        0      0    (1,250)
       receivable
      Increase (decrease) in accounts     0      0        0      0       693
       payable
      Increase in accrued interest        0      0        0      0         0
       payable                       _______________________________________

    Net Cash Provided (Used) by        (509)    39   (8,385)  (135)  (59,184)
      Operating Activities           ______________ ________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Officer cash advances                   0      0        0      0    15,493
  Payment on officer advances             0      0        0      0    (3,061)
                                     ______________ ________________________

    Net Cash (Used) by Investing          0      0        0      0    12,432
      Activities                     ______________ ________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing                 0      0        0      0     6,906
  Repayments of borrowing - net           0      0        0      0  (126,323)
  Proceeds from sale of investments       0      0        0      0   128,032
  Proceeds from sale of common stock      0      0        0      0    18,420
  Contribution of capital             1,500      0    9,500      0    14,500
  Sale of common stock for cash           0      0        0      0     7,500
  Common stock issued to pay accounts     0      0        0      0     5,000
    payable                          ______________ ________________________

    Net Cash Provided by Financing    1,500      0    9,500      0    54,035
      Activities                     ______________ ________________________

NET INCREASE (DECREASE) IN CASH         991     39    1,115   (135)    7,283

CASH  -  BEGINNING OF PERIOD          6,292  6,086    6,168  6,260         0
                                     ______________ ________________________

CASH  -  END OF PERIOD               $7,283 $6,125   $7,283 $6,125    $7,283
                                     =======================================
NONCASH TRANSACTIONS
  Note exchanged for debt and interest   $0     $0       $0     $0   $16,527
                                     =======================================
  Stock issued to pay for services and   $0     $0       $0     $0   $15,040
    expenses                         =======================================

SUPPLEMENTAL DISCLOSURES
     Interest                            $0     $0       $0     $0    $1,311
                                     =======================================
     Taxes                               $0     $0       $0     $0       $40
                                     =======================================
See Notes to Financial Statements.



                   THE BUD FINANCIAL GROUP, INC.
                   (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS

  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.