Form 10KSB
period 1999-12-31
BUD FINANCIAL GROUP INC
filed 2000-02-03
CIK 843297

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C,  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 1999.

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and none will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The aggregate market value of the common voting stock held by non-affiliates as of February 2, 2000: Not Determinable.

Shares outstanding of the Issuer's common stock as of December 31, 1999:
2,000,000

The issuer had no significant revenue for its fiscal year ended December 31, 1999.

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     (A) BUSINESS DEVELOPMENT.

     Bud Financial Group, Inc. (the "Issuer" or "Company"), was incorporated under the laws of the State of Colorado on June 6, 1988. The Issuer was organized to raise capital and then seek out, investigate and acquire any suitable asset, property or other business opportunity without regard to any specific business or industry.

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

     Since its public offering, the Company has issued additional shares of common stock for cash on various occasions in private offerings. At December 31, 1999, the Company had 2,000,000 shares issued and outstanding.

     On or about March 18, 1999, the Company changed its name from The Bud Financial Group, Inc. to Bud Financial Group, Inc.; changed its corporate domicile from the State of Colorado to the State of Nevada and effectuated a 1 for 5 reverse stock split which reduced its outstanding shares of common stock from 10,000,000 to 2,000,000 shares.

     (B) BUSINESS OF ISSUER.

     The Company is currently renegotiating to acquire all of the outstanding capital stock of a private corporation with offices in Richardson, Texas. There is no written agreement at the present time and the proposed acquisition is subject to numerous conditions.

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

     (C) REPORTS TO SECURITY HOLDERS.

     The Company is subject to certain of the informational requirements of the Securities Exchange Act of 1934, as amended (The "Exchange Act") and, in accordance therewith, files reports and other information with the Commission. Reports and other information filed by the Company with the Commission pursuant to the informational requirements of the Exchange Act are available for inspection and copying at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the following regional offices of the Commission: New York Regional Office, 7 World Trade Center, New York, New York 10007; Chicago Regional Office, 500 West Madison Street, Chicago, Illinois 60661. Copies of such material may be obtained from the public reference section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The Commission maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers that file such reports electronically with the Commission. Such site is accessible by the public through any Internet access service provider and is located at http://www.sec.gov. Copies of the Company's Annual, Quarterly and other Reports filed by the Company with the Commission are also available upon request, without charge, by writing the Company.

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Issuer's common stock has not been actively traded, although it is listed on the OTC Bulletin Board under the symbol "BUDF".

     (B)  HOLDERS.

     The approximate number of record holders of the Issuer's common stock as of February 2, 2000, is 131.

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

     2.  Financial Statement Schedules.

     None.


     3.  Exhibits.

     None.

     Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1999.

                              SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Issuer has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BUD FINANCIAL GROUP, INC.



Date:     February  2, 2000         /s/ Thomas G. Kimble
                              Thomas G. Kimble, President






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



Date:      February  2, 2000        /s/ Thomas G. Kimble
                              Thomas G. Kimble, Director


























                     BUD FINANCIAL GROUP, INC.
              (Formerly The Bud Financial Group, Inc.)
                    (A Development Stage Company)

                        FINANCIAL STATEMENTS

             FOR THE TWO YEARS ENDED DECEMBER 31, 1999

                                WITH

                    INDEPENDENT AUDITOR'S REPORT


                     BUD FINANCIAL GROUP, INC.
              (Formerly The Bud Financial Group, Inc.)
                   (A Development Stage Company)


                              CONTENTS

                                                              PAGE

  Independent Auditor's Report                                              1


  Balance Sheets                                                       2


  Statements of Operations                                                  3


  Statement of Stockholders' Equity                                        4-6


  Statements of Cash Flows                                                  7


  Notes to Financial Statements                                           8-11










  Independent Auditor's Report


  Directors and Stockholders'
  BUD FINANCIAL GROUP, INC.
  (Formerly The Bud Financial Group, Inc.)
  Salt Lake City, Utah


  I have audited the accompanying balance sheets of Bud Financial Group, Inc. (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from July 1, 1994 to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Bud Financial Group, Inc. from inception (June 6, 1988) to June 30, 1994 were audited by other auditors whose reports included an explanatory paragraph with respect to the Company's ability to continue as a going concern.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bud
  Financial Group, Inc. (a development stage company) at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended and from July 1, 1994 to December 31, 1999 in conformity with generally accepted accounting principles.

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


                                      /s/ David T. Thomson P.C.


  Salt Lake City, Utah
       January 26, 2000

                           BUD FINANCIAL GROUP, INC.
                   (Formerly The Bud Financial Group, Inc.)
                         (A Development Stage Company)

                                BALANCE SHEETS

                 ASSETS

                                                  December 31, December 31,
                                                        1999       1998

CURRENT ASSETS
  Cash on hand                                         $2,490       $276
  Cash in escrow                                        6,017      5,892
                                                    _________ __________

    Total current assets                                8,507      6,168
                                                    _________ __________

TOTAL ASSETS                                           $8,507     $6,168
                                                    ========= ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                       $400         $0
                                                    _________ __________

    Total current liabilities                             400          0
                                                    _________ __________

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, Series A $.0001 par value,
   10,000,000 shares authorized, discontinued in            0          0
   1999, no shares issued and outstanding in 1998
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized; no shares issued and outstanding            0          0
  Common stock, $.001 par value, 50,000,000 shares
    authorized; 2,000,000 and 10,000,000 shares         2,000      1,000
    issued and outstanding respectively
  Additional paid-in capital                           80,360     69,360
  Deficit accumulated during the development stage    (74,253)   (64,192)
                                                    _________ __________

    Total stockholders' equity (deficit)                8,107      6,168
                                                    _________ __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $8,507    $6,168
                                                    ========= ==========

The accompanying notes are an integral part of these financial statements.
                                       2


                           BUD FINANCIAL GROUP, INC.
                   (Formerly the Bud financial Group, Inc.)
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS

                                    For The      For The     Cumulative
                                   Year Ended   Year Ended   During the
                                   December 31, December 31, Development
                                        1999       1998        Stage

REVENUES
  Interest Income                        $164      $178       $5,239
  Gain on sale of marketable securities     0         0       21,068
  Other income                              0         0        6,876
                                   _________________________________

    Total revenues                        164       178       33,183
                                   _________________________________

EXPENSES
  Amortization                              0         0          500
  Consulting                                0         0       10,800
  Interest                                  0         0        2,085
  Miscellaneous                             0         0          125
  Offering expenses                         0         0       12,000
  Office expenses                       1,825       270        4,807
  Rent                                      0         0        2,781
  Research fees                             0         0          300
  Professional services                 6,655         0       57,697
  Stock transfer fees                     786         0        5,047
  Travel                                  959         0        1,571
  Bad debt expense                          0         0       26,250
                                   _________________________________

    Total expenses                     10,225       270      123,963
                                   _________________________________

INCOME(LOSS) BEFORE EXTRAORDINARY     (10,061)      (92)     (90,780)
ITEM
  Extraordinary item - gain on
  extinguishment of debt (net of            0         0       16,527
  income tax of $0)                _________________________________

NET INCOME (LOSS) BEFORE TAXES        (10,061)      (92)     (74,253)

(PROVISIONS) FOR BENEFIT OF                 0         0            0
INCOME TAXES                       _________________________________

NET INCOME (LOSS)                     (10,061)      (92)     (74,253)
                                   =================================

EARNINGS(LOSS) PER COMMON SHARE         $0.00     $0.00        $0.03
                                   =================================

The accompanying notes are an integral part of these financial statements.

                           BUD FINANCIAL GROUP, INC.
                   (Formerly The Bud Financial Group, Inc.)
                        ( A Development Stage Company)

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common Stock  Additional During the
                                                   Paid-In  Development
                                   Shares  Amount  Capital  Stage

BALANCE, Inception June 6, 1988)        0      $0      $0      $0

June 6, 1988, issuance of $.0001
  par value common shares at
  $.00125 per share             1,000,000     100   7,400       0

Rent for 1988 provided by the           0       0     100       0
  Company's President

Net income(loss) from inception
  to December 31, 1988                  0       0      0  (13,344)
                                 ________________________________

BALANCE, December 31, 1988      1,000,000     100  7,500  (13,344)

Rent for 1989 provided by the           0       0    100        0
  Company's President

Net income (loss) for the year
  ended December 31, 1989               0       0      0  (11,949)
                                 ________________________________

BALANCE, December 31, 1989      1,000,000     100  7,600  (25,293)

Rent for 1990 provided by the           0       0    100        0
 Company's President

Net income(loss) for the year
  ended December 31, 1990               0       0      0  (13,190)
                                 ________________________________

BALANCE, December 30, 1990      1,000,000     100  7,700  (38,483)

Issuance of common shares for
  cash July 18, 1991 at            95,000      10  9,490        0
  $.10 per share

Net income(loss) for the year
  ended December 31, 1991               0       0      0   23,234
                                 ________________________________

BALANCE, December 31, 1991      1,095,000     110 17,190  (15,249)

Issuance of common stock for
  services at approximately       800,000      80    721        0
  par value ($.001)

Net Income(Loss) for the year
  ended December 31, 1992               0       0      0   (4,042)
                                 ________________________________

BALANCE, December 31, 1992      1,895,000     190 17,911  (19,291)

Issuance of common stock for
  cash at $.052 per share          10,000       1    519        0

Issuance of common stock for
  services $.00075 per share      400,000      40    260        0

Cancellation of common shares    (400,000)    (40)    40        0
  issued

Net income(loss) for the year
  ended December 31, 1993               0       0      0   (2,792)
                                 ________________________________

BALANCE, December 31, 1993      1,905,000   $191 $18,730 $(22,083)
                                 ======= ======= ====== =========

The accompanying notes are an integral part of these financial statements.

                                       4

                           BUD FINANCIAL GROUP, INC.
                   (Formerly the Bud Financial Group, Inc.)
                        ( A Development Stage Company)

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
  $.005 per share

Issuance of common shares for
  $5,000 cash and $25,000 note,
  December 1994 at $.005 per
  share                         6,000,000    600   29,400        0

1 for 5 reverse split of the
  Company's common stock       (7,124,000)  (713)     713        0

Net income(loss) for the year
  ended December 31, 1994               0      0        0  (12,322)
                                 _________________________________

BALANCE, December 31, 1994      1,781,000    178   53,743  (34,405)

Net income(loss) for the year
  ended December 31, 1995               0      0        0  (14,535)
                                 _________________________________

BALANCE, December 31, 1995      1,781,000    178   53,743  (48,940)

Net income(loss) for the year
  ended December 31, 1996               0      0        0  (16,282)
                                 _________________________________

BALANCE, December 31, 1996      1,781,000    178   53,743  (65,222)

Issuance of common shares for
  cash and to pay expenses,
  September 1997 at $.002 per
  share                         8,219,000    822   15,617        0

Net income(loss) for the year
  ended December 31, 1997               0      0        0    1,122
                                 _______________ _______ _________

BALANCE, December 31, 1997     10,000,000  1,000   69,360  (64,100)

Net income(loss) for the year
  ended December 31, 1998               0      0        0      (92)
                                 _______________ _______ _________

Balance, December 31, 1998     10,000,000 $1,000  $69,360  $64,192
                                 =============== ======= =========

The accompanying notes are an integral part of these financial statements.
                                       5

                           BUD FINANCIAL GROUP, INC.
                   (Formerly The Bud Financial Group, Inc.)
                        ( A Development Stage Company)

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Cumulative
                                  Common Stock  Additional During the
                                                  Paid-In  Development
                                  Shares  Amount  Capital  Stage

BALANCE, December 31, 1998    10,000,000  $1,000  $69,360  $(64,192)


One for five reverse common
  stock split, March 1999     (8,000,000)   (800)     800         0

Change of common stock par
  value from $.0001 per share
  to $.001 per share, March 1999       0   1,800   (1,800)        0

Capital contributed by                 0       0   12,000         0
  shareholder

Net income(loss) for the year
  ended December 31, 1999              0       0        0   (10,061)
                                   ________________________________

Balance, December 31, 1999     2,000,000  $2,000  $80,360  $(74,253)
                                   ======= ======= ======  ========


The accompanying notes are an integral part of these financial statements.

                           BUD FINANCIAL GROUP, INC.
                   (Formerly The Bud Financial Group, Inc.)
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOW

                                      For The      For the     Cumulative
                                     Year ended   Year ended   During the
                                     December 31, December 31, Development
                                           1999      1998       Stage

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                      $(10,061)      $(92)  $(74,253)
 Adjustments to reconcile net income
 (loss)to net cash used by operations
  Organization costs                           0          0       (500)
  Research fees and expenses paid by           0          0      9,239
   common stock
  Bad Debt allowance                           0          0     26,250
  Amortization                                 0          0        500
  Forgiveness of debt                          0          0    (21,739)
  Rent provided free                           0          0        200
  Deferred tax asset                           0          0          0
  Changes in assets and liabilities
   Increase in accrued interest                0          0     (1,250)
    receivable
   Increase(decrease) in accounts            400          0      1,093
    payable
   Increase(decrease) in accrued               0          0          0
    interest payable                   _______________________________

      Net cash provided(used) by          (9,661)       (92)   (60,460)
      operations                       _______________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Officer advances                             0          0     15,493
  Payment on officer advances                  0          0     (3,061)
                                       _______________________________

      Net cash provided by investing           0          0     12,432
      activities                       _______________________________

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from borrowing                       0          0      6,906
 Repayments of borrowing  -  net               0          0   (126,323)
 Proceeds from sale of investments             0          0    128,032
 Proceeds from sale of common stock            0          0     18,420
 Contribution to capital                  12,000          0     17,000
 Common stock issued for cash                  0          0      7,500
 Common stock issued to pay accounts           0          0      5,000
  payable                              _______________________________

      Net cash provided by financing      12,000          0     56,535
      activities                       _______________________________

INCREASE (DECREASE) IN CASH                2,339        (92)     8,507

CASH  -  BEGINNING OF PERIOD               6,168      6,260          0
                                       _______________________________

CASH  -  END OF PERIOD                    $8,507     $6,168     $8,507
                                       ===============================

NONCASH TRANSACTIONS
 Note exchanged for debt and interest         $0         $0    $16,527
                                       ===============================
 Stock issued to pay for services and         $0         $0    $15,040
  expenses                             ===============================

SUPPLEMENTAL DISCLOSURES
 Interest                                     $0         $0     $1,311
                                       ===============================
 Taxes                                        $0         $0        $40
                                       ===============================


The accompanying notes are an integral part of these financial statements.

                     BUD FINANCIAL GROUP, INC.
              (Formerly the Bud Financial Group, Inc.)
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Colorado on June 6, 1988 and has elected a fiscal year end of December 31st. The Company's only office is located in Salt Lake City, Utah. The Company was organized for the primary purpose of seeking, evaluating, and merging with other entities, and to seek financing as may be appropriate. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirement of the Company and other relevant factors. During 1999 and 1998 the Company had no operating revenue.

  Earnings Per Share - The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

  Income Taxes - Due to available net operating loss carryovers at December 31, 1999 and a loss at December 31, 1999 no provision for income taxes has been made. At December 31, 1999 and 1998, there were no deferred income taxes resulting from expense items being reported for financial accounting and tax reporting purposes in different periods.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. From Inception (June 6, 1988) to December 31, 1998, from time to time, the Company has issued stock for payment of services rendered and certain expenses. There has been no non-cash investing or financing activities in 1999 and 1998.

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

  The Company was originally capitalized on June 6, 1988 by the issuance of 1,000,000 common shares, 3,000,000 "A" common stock purchase
  warrants, and 3,000,000   "B" common stock purchase warrants to three
  individuals in exchange for $7,500. In January, 1992 the Company recalled all of the outstanding warrants.

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

  The Company during March 1999 changed it corporate domicile to Nevada. At the time of the change the Company also changed its common stock par value to $.001 per share and changed its authorized shares to 50,000,000 shares of common stock. The Company also authorized 1,000,000 shares of preferred stock at $.001 par value which is also a change from previous preferred stock capitalization and changed its name to Bud Financial Group, Inc. At the same time the Company authorized a 1 for 5 reverse stock split of its common stock. All share and per share amounts have been restated to reflect the split.

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

  On September 17, 1997 the Company issued 8,219,000 shares of its common stock at $.002 per share for $7,500 cash and to pay expenses valued at $8,938. At the same time the Company's current management that was appointed on January 17, 1997 resigned and new management was appointed

  During 1999 a stockholder contributed $12,000 to the Company to pay for operating expenses. A stockholder is providing office space for the Company. The free office space is deemed to have a nominal value. The Company paid related party legal fees of $2,000 in 1999.

NOTE 4  -  GOING CONCERN

    The company has experienced a losses of $10,061 and $92 in 1999 and 1998 and has experienced losses from its inception. The Company has limited operating capital and no income producing assets and again sustained losses during its development stage which have caused an earnings deficit. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and may personally pay expenses to keep it in existence and may sell stock or borrow funds to meet future cash and operational needs. The Company is looking for a potential merger or acquisition partner.

                     BUD FINANCIAL GROUP, INC.
              (Formerly The Bud Financial Group, Inc.)
                   ( A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

  NOTE 5  -  INCOME TAXES

    Income tax expense consists of the following components:

     Estimated current taxes payable        $           -
     Tax benefit of NOL carryforward                     -
     Deferred taxes                        -

                    $            -

    For tax purposes, the Company had available at December 31, 1999, net operating loss ("NOL") carryforwards for regular Federal income tax purposes of $55,720. The balance of NOL carryforwards of $55,720 will expire as shown below. A valuation allowance of $8,930 has been established for those tax credits which are not expected to be realized. The change in the allowance during 1999 was $2,081 and during 1998 was $14.

         Year  Amount

         2005  $ 5,165
         2006     1,124
         2007     4,043
         2008     2,792
         2009   12,322
         2010     7,777
         2011   12,344
         2018          92
         2023   10,061

              $55,720

  NOTE 6  -  SUBSEQUENT EVENT

    The Company is negotiating to acquire all of the outstanding common stock of a private corporation with offices in Richardson, Texas. Currently their is no written agreement and the proposed acquisition is subject to numerous conditions.