Form 10QSB
period 2000-03-31
BUD FINANCIAL GROUP INC
filed 2000-04-28
CIK 843297

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2000

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

The number of $.001 par value common shares outstanding at April 27, 2000, 2,000,000.

Transitiional Small Business Disclosure Format (check one):
YES [ ]   NO [X]


                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
















                      BUD FINANCIAL GROUP, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

             THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (UNAUDITED)

                                AND

                    YEAR ENDED DECEMBER 31, 1999

                                WITH

               INDEPENDENT ACCOUNTANT'S REVIEW REPORT











INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors and Stockholders
BUD FINANCIAL GROUP, INC.


I have reviewed the accompanying balance sheet of Bud Financial Group, Inc. as of March 31, 2000, and the related statements of operations, and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the management of Bud Financial Group, Inc..

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




Salt Lake City, Utah
April 25, 2000

                           BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                    ASSETS

                                                     March 31, December 31,
                                                       2000        1999
                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                                  $7,066       $8,507
                                                     _________ ____________

    Total Current Assets                                 7,066        8,507
                                                     _________ ____________

TOTAL ASSETS                                            $7,066       $8,507
                                                     ========= ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $0         $400
                                                     _________ ____________

    Total Current Liabilities                                0          400
                                                     _________ ____________

STOCKHOLDERS' EQUITY:
  Preferred stock; Series A $.0001 par value,
    10,000,000 shares authorized, discontinued
    in 1999, no shares issued and outstanding
    in 1998                                                  0            0
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized; no shares issued and outstanding             0            0
  Common stock; $.0001 par value, 500,000,000 shares
    authorized, 10,000,000 and 10,000,000 shares
    issued and outstanding respectively                  2,000        2,000
  Capital in excess of par value                        83,360       80,360
  Earnings(deficit) accumulated during the             (78,294)     (74,253)
    development stage                                _________ ____________

    Total Stockholders' Equity                           7,066        8,107
                                                     _________ ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $7,066       $8,507
                                                     ========= ============

                      See Notes to Financial Statements.

                           BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               For the Three       Cumulative
                                               Months Ended        During the
                                                 March 31,         Development
                                               2000     1999        Stage

REVENUE
  Interest income                               $41       $40        $5,280
  Gain on sale of marketable securities           0         0        21,068
  Other income                                    0         0         6,876
                                           ________________________________

    Total revenues                               41        40        33,224
                                           ________________________________

EXPENSES
  Amortization                                    0         0           500
  Consulting                                      0         0        10,800
  Interest                                        0         0         2,085
  Miscellaneous                                   0         0           125
  Offering expenses                               0         0        12,000
  Office expenses                               360       275         5,167
  Rent                                            0         0         2,781
  Research fees                                   0         0           300
  Professional services                       3,182     3,650        60,879
  Stock transfer fees                           540       272         5,587
  Travel                                          0         0         1,571
  Bad debt expense                                0         0        26,250
                                           ________________________________

    Total expenses                            4,082     4,197       128,045
                                           ________________________________

INCOME (LOSS) BEFORE EXTRA-
ORDINARY ITEM                                (4,041)   (4,157)      (94,821)
  Extraordinary Item - gain on
  extinguishment of debt (net of
  income tax of $0)                               0         0        16,527
                                           ________________________________

NET INCOME (LOSS) BEFORE TAXES               (4,041)   (4,157)      (78,294)

PROVISION FOR INCOME TAXES                        0         0             0
                                           ________________________________

NET INCOME (LOSS)                           $(4,041)  $(4,157)     $(78,294)
                                           ================================
EARNINGS (LOSS) PER SHARE                     $0.00     $0.00         $0.03
                                           ================================

                      See Notes to Financial Statements.

                           BUD FINANCIAL GROUP, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  For the Three    Cumulative
                                                  Months Ended     During the
                                                    March 31,      Development
                                                  2000     1999     Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $(4,041)$(4,157)  $(78,294)
  Adjustments to reconcile net income (loss)
  to net cash used by operations
    Organization costs                                 0       0       (500)
    Research fees and expenses paid by common stock    0       0      9,239
    Bad debt allowance                                 0       0     26,250
    Amortization                                       0       0        500
    Forgiveness of debt                                0       0    (21,739)
    Rent provided free                                 0       0        200
    Changes in assets and liabilities
      Increases in accrued interest receivable         0       0     (1,250)
      Increase (decrease) in accounts payable       (400)      0        693
      Increase in accrued interest payable             0       0          0
                                               ____________________________

      Net Cash Provided (Used) by Operating       (4,441) (4,157)   (64,901)
      Activities                               ____________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Officer cash advances                                0       0     15,493
  Payment on officer advances                          0       0     (3,061)
                                               ____________________________

    Net Cash Provided by Investing                     0       0     12,432
    Activities                                 ____________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing                              0       0      6,906
  Repayments of borrowing - net                        0       0   (126,323)
  Proceeds form sale of investments                    0       0    128,032
  Proceeds from sale of common stock                   0       0     18,420
  Contribution of capital                          3,000   6,000     20,000
  Common stock issued for cash                         0       0      7,500
  Common stock issued to pay accounts payable          0       0      5,000
                                               ____________________________

    Net Cash Provided by Financing                 3,000   6,000     59,535
    Activities                                 ____________________________

NET INCREASE (DECREASE) IN CASH                   (1,441)  1,843      7,066

CASH  -  BEGINNING OF PERIOD                       8,507   6,168          0
                                               ____________________________

CASH  -  END OF PERIOD                            $7,066  $8,011     $7,066
                                               ============================
NONCASH TRANSACTIONS
  Note exchanged for debt and interest                $0      $0    $16,527
                                               ============================
  Stock issued to pay for services and expenses       $0      $0    $15,040
                                               ============================
SUPPLEMENTAL DISCLOSURES
  Interest                                            $0      $0     $1,311
                                               ============================
  Taxes                                               $0      $0        $40
                                               ============================

                      See Notes to Financial Statements.

                   BUD FINANCIAL GROUP, INC.
                 (A DEVELOPMENT STAGE COMPANY)

            NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2  -  ACQUISITION NEGOTIATIONS

     The Company is negotiating to acquire all of the outstanding common stock of a private corporation with offices in Richardson, Texas. The proposed acquisition is subject to numerous conditions.


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

     Liquidity and Capital Resources

     At March 31, 2000, the Company's assets consist primarily of cash from the issuance of common stock. The Company has no other resources. The Company has incurred losses since inception and has expended all of its working capital. Management is proposing to raise additional funds through loans and/or through sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance the Company will be successful in raising this additional capital. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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

                                   BUD FINANCIAL GROUP, INC.



Date:  April 27, 2000              By:   /s/Thomas G. Kimble
                                        Thomas G. Kimble, President