Form 10QSB
period 2000-06-30
CODESTREAM HOLDINGS INC
filed 2000-08-21
CIK 843297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                to
                                 ---------------    ----------------

                         Commission File Number     033-25779
                                               ----------------
                                   * * * * * *

                               CODESTREAM HOLDINGS, INC.
                               --------------------------
             (Exact name of Company as specified in its charter)

            NEVADA                                  84-1100609
--------------------------------                    ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

                      1771 International Parkway, Suite 121
                            Richardson, Texas 75081
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 479-0534
              ----------------------------------------------------
              (Company's telephone number, including area code)

                             Bud Financial Group, Inc.
              ----------------------------------------------------
                   Former name, if changed since last report)

                                 *  *  *  *  *  *

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  X  No
    ---   ---

                                 *  *  *  *  *  *
The number of shares outstanding of the Company's Common Stock, $.001 par value, on July 31, 2000 was 18,916,400.

                            CODESTREAM HOLDINGS,INC.
                          (a development stage company)


                                      INDEX

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2000 . . . .               3

Condensed Consolidated Statements of Operations for the three
     months ended June 30, 2000 and June 30, 1999 . . . . . . . .               4

Condensed Consolidated Statements of Operations for the six
     months ended June 30, 2000 and June 30, 1999 . . . . . . . .               5

Condensed Consolidated Statements of Cash Flows for the six
     months ended June 30, 2000 and June 30, 1999 . . . . . . . .             6-7

Notes to Condensed Consolidated Financial Statements. . . . . . .            8-10


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition . . . . . . . . . . .           11-14

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk . . . . . . . . . . . . . . . . . . . . . . . . . .              15


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .              15

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .              15

Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . .              16



                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

             CODESTREAM HOLDINGS, INC. AND SUBSIDIARY
                   (a development stage company)
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)



                                                                  June 30,
                                                                    2000
                                                                  --------
                               ASSETS
Current Assets:
   Cash                                                          $4,694,656
   Prepaid expenses                                                 105,569
                                                                 ----------
Total current assets                                              4,800,225

Property and equipment, net                                         674,071
Other assets                                                         12,091
                                                                 ----------
TOTAL ASSETS                                                     $5,486,387
                                                                 ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                         $  929,348
   Capital lease obligation                                         104,905
   Notes payable                                                         -
                                                                  ---------
Total current liabilities                                         1,034,253

Capital lease obligation                                                 -

Stockholders' Equity:

   Common stock, $.001 par value,
      Authorized shares - 50,000,000
      Issued and outstanding shares - 18,916,400
      in 2000 and 7,424,266 in 1999                                  18,916
   Additional paid-in capital                                    21,257,823
   Accumulated deficit                                          (16,824,605)
                                                                -----------
Total stockholders' equity                                        4,452,134
                                                                -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                         $ 5,486,387
                                                                ===========



                             See accompanying notes.

                       CODESTREAM HOLDINGS, INC. AND SUBSIDIARY
                            (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                               Three Months Ended
                                                             ----------------------
                                                             June 30,       June 30,
                                                               2000           1999
                                                             --------       -------
Operating expenses:
     Research and development                              $   875,914    $   571,359
     General and administrative                                471,760        782,079
                                                           -----------    -----------
Operating loss                                              (1,347,674)    (1,353,438)

Interest income (expense), net                                 (13,564)        57,563
                                                           -----------    -----------
Net loss                                                   $(1,361,238)   $(1,295,875)
                                                           ===========    ===========

Basic and diluted loss per share                           $     (0.22)   $     (0.23)
                                                           ===========    ===========
Weighted average common shares
   outstanding                                               6,090,000      5,599,000
                                                           ===========    ===========


                             See accompanying notes.

                     CODESTREAM HOLDINGS, INC. AND SUBSIDIARY
                            (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                    For the
                                                                                  Period from
                                                                                  January 17,
                                                       Six Months Ended              1996
                                                  -------------------------       (Inception)
                                                  June 30,         June 30,       to June 30,
                                                    2000             1999            2000
                                                  --------         --------       -----------
Operating expenses:
     Research and development                   $ 1,200,327      $ 1,270,070      $  4,989,637
     General and administrative                   1,067,429        1,487,792        12,086,658
                                                -----------      -----------      ------------
Operating loss                                   (2,267,756)      (2,757,862)      (17,076,295)

Interest income (expense), net                      (17,804)         125,461           251,690
                                                -----------      -----------      ------------
Net loss                                        $(2,285,560)     $(2,632,401)     $(16,824,605)
                                                ===========      ===========      ============

Basic and diluted loss per share                $     (0.56)     $     (0.47)     $     (10.41)
                                                ===========      ===========      ============
Weighted average common shares
   outstanding                                    4,056,100        5,599,000         1,616,000
                                                ===========      ===========      ============


                             See accompanying notes.

                   CODESTREAM HOLDINGS, INC. AND SUBSIDIARY
                        (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                                 Six Months Ended
                                                             -----------------------
                                                             June 30,       June 30,
                                                               2000           1999
                                                             --------       --------
Operating Activities:
Net loss                                                   $(2,285,560)   $(2,632,401)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation                                                196,891             -
   Changes in operating assets and liabilities:
      Increase in Prepaid expenses                            (105,569)            -
      Decrease in Other assets                                     975         12,743
      Increase (decrease) in Accounts payable                  (56,131)       224,565
      Increase in Accrued expenses                             183,469         12,508
                                                           -----------    -----------
Net cash used in operating activities                       (2,065,925)    (2,382,585)
                                                           -----------    -----------
Investing Activities:
  Purchases of property and equipment                         (228,275)      (140,612)
                                                           -----------    -----------
Net cash used in investment activities                        (228,275)      (140,612)
                                                           -----------    -----------
Financing Activities:
  Proceeds from notes payable                                1,400,000             -
  Proceeds from private placement                            5,500,000             -
  Exercise of employee stock options                             1,500             -
  Repayment of short term note payable                              -         (33,770)
  Repayment of capital leases                                 (101,373)            -
                                                           -----------    -----------
Net cash provided by (used in) financing                     6,800,127        (33,770)
 activities                                                -----------    -----------

Net increase (decrease) in cash and
 cash equivalents                                            4,505,927     (2,556,967)

Cash and cash equivalents at beginning of
 period                                                        188,729      2,601,686
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $ 4,694,656    $    44,719
                                                           ===========    ===========


Supplemental schedule of non-cash investing and financing activities:

During the periods ended June 30, 2000 and 1999, CTC entered into capital lease agreements for computer and lab equipment valued at $31,500 and $208,700, respectively.

                             See accompanying notes.

                       CODESTREAM HOLDINGS, INC. AND SUBSIDIARY
                            (a development stage company)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and six month periods ending June 30, 2000 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 8-K effective June 8, 2000.

2.  Description of Business

CodeStream Holdings, Inc., formerly Bud Financial Group, Inc. ("CHI"), a Colorado publicly-traded corporation, was originally incorporated for the sole purpose of raising capital and then seeking out, investigating, and acquiring any suitable assets or business without regard to any specific business or industry. In 1991, CHI completed a public offering of its common stock which raised a total of $9,500, which offering was registered under the Securities Act pursuant to a Registration Statement on Form S-18. In 1997, CHI completed a private placement of its common stock which raised $7,500. CHI changed its state of incorporation to Nevada in March 1999.

CodeStream Technologies Corporation ("CTC") is a Delaware corporation that was formed on January 17, 1996 to develop certain technologies acquired from a government defense and aerospace contractor. Since it incorporation, CTC has privately sold $12,000,000 of preferred stock to certain institutional investors. In August 1999, CTC acquired the 975,000 issued and outstanding shares of common stock of an affiliated company, RDL Photonic Integrated Chip Corporation ("PIC"), a Delaware company. PIC owned certain intellectual property for photonic integrated circuits for optical code division multiple access that was complimentary to the technology being developed by CTC. CTC currently is a development stage company that is developing technology intended to increase the fiber optic network capacity of telecommunications traffic carriers.

On June 8, 2000, CHI entered into an Agreement and Plan of Reorganization, whereby it acquired all the issued and outstanding shares of common stock of CTC in exchange for an aggregate of 10,000,000 shares of newly issued common stock of CHI. For accounting purposes, the transaction has been treated as a recapitalization of CTC, with CTC as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. To effect this transaction, CTC converted all of its outstanding Series A, B, and C convertible preferred stock into 14,612,779 shares of common stock and converted notes payable totaling $2,491,121 into 9,444,447 shares of common stock. CTC then completed reverse stock split of the aggregate 31,481,492 shares common stock on a one-for-3.148149 basis so that 10,000,000 shares of common stock were issued and outstanding prior to the reverse merger. The operations of CHI have been included with those of CTC from the acquisition date.

CHI was incorporated in Colorado on June 6, 1988. CHI had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.

3. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of CHI and its wholly-owned subsidiary, CTC (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

GOING CONCERN
The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

LOSS PER SHARE
The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

COMPREHENSIVE INCOME
The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

4. Property and Equipment

Property and equipment at June 30, 2000 are as follows:



Machinery and equipment                $1,010,893
Furniture and office equipment            156,361
Computer software                          62,282
Leasehold improvements                     41,689
                                       ----------
                                        1,271,225
Less accumulated depreciation
  And amortization                        597,154
                                       ----------
     Total                             $  674,071
                                       ==========


Depreciation and amortization expense for the six months ended June 30, 2000 was $196,891.

5.  Stockholders' Equity

During the six months ended June 30, 2000, the Company sold 5,500,000 shares of common stock in a private placement for proceeds of $5,450,000, net of offering costs of $50,000.

During the six month period ended June 30, 2000, 728,500 stock options were granted to certain employees of the Company at a price of $1.00.

6. Related Party Transactions

During the six months ended June 30, 2000, the Company paid $131,160 to a former officer/director of CTC for consulting services rendered pursuant to a consulting agreement. Under the terms of the consulting agreement, the Company is committed to pay this former officer/director $163,950 during the year ended December 31, 2000.

7. Subsequent Events

Subsequent to June 30, 2000, the Company entered into a financing agreement with a current shareholder for the sale of common stock to the shareholder up to $1,000,000. The Company has received $300,000 to date under this agreement and is to receive the balance no later than September 5, 2000. As part of the financing agreement, the Company also granted the stockholder the right to purchase additional common stock up to $4,000,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Information contained herein may include forward looking statements. Such statements involve risks and uncertainties which could cause actual results to differ materially from those set forth herein. Factors that could cause actual results to differ include changes in technology, the company' ability to raise additional capital, and the ability to develop its products in accordance with its plans. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof based on information currently available to it. The company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

The Company was incorporated in 1988 for the sole purpose of raising capital and then seeking out, investigating, and acquiring any suitable assets or business without regard to any specific business or industry. In 1991, the Company completed a public offering of its common stock in which it raised a total of $9,500. The public offering was registered with the Securities and Exchange Commission under the Securities Act of 1933 pursuant to a Registration Statement on Form S-18. Prior to the transactions described below, the Company had not engaged in any significant business activities.

In accordance with its business purpose, on February 15, 2000 the Company, BFG Subsidiary, Inc. and CodeStream Technology Corporation, a Delaware corporation ("CTC"), entered into that certain Agreement and Plan of Reorganization (the "Acquisition Agreement") pursuant to which CTC agreed to merge with BFG Subsidary, Inc., with CTC being the surviving company. BFG Subsidiary, Inc. was a wholly-owned subsidiary of the Company that the Company formed for the sole purpose of effecting the acquisition of CTC (the "Acquisition"). As a result of the Acquisition, CTC became, and is now, a wholly-owned subsidiary of the Company. The Company currently intends to conduct all of its operations through CTC, and to move all of the Company's offices to the principal offices of CTC in Richardson, Texas.

CTC is a development stage company that was formed in 1996 to develop certain technologies it acquired from a government defense and aerospace contractor. CTC is currently developing products based on a patented technology that is intended to enable telecommunications network service providers to increase the capacity of their new and existing fiber optic networks. CTC owns the commercial intellectual property rights to a broadband optical networking technology known as Optical Code Division Multiple Access ("OCDMA"). This technology, in the opinion of CTC, can significantly increase the transmission rate and the channel count of a fiber-optic telecommunications network. The new optical transport system that CTC is developing utilizes a proprietary, patented encoding scheme that enables hundreds of independent channels to coexist on the same fiber optic pair. Based on the currently estimated development schedule, if CTC is adequately funded and the technology is successfully developed, the Company expects that the first product using CTC's new technology can be released in 18 to 24 months.

Since its incorporation, CTC has been funded from the private sale to certain institutional investors of $12,000,000 of preferred stock. In addition to the foregoing funding, the United States Air Force has also provided funding for research into the bulk optics and photonic integrated circuit technology now being developed into a product line at CTC. As a result of the foregoing U.S. governmental funding, the United States Air Force owns certain rights to non-commercial applications of the technology. In August 1999, CTC merged with RDL Photonic Integrated Chip Corporation, a private research firm that owned certain intellectual property for photonic integrated circuits that was complimentary to the technology being developed by CTC. (Unless otherwise specified, all references herein to CTC shall refer to CodeStream Technologies Corporation, formerly known as RDL Commercial Technologies Corporation, and RDL Photonic Integrated Chip Corporation.)

Prior to the Acquisition, a total of 2,000,000 shares of $0.001 par value common stock of the Company (the "Common Stock") were issued and outstanding. Of the 2,000,000 outstanding shares of Common Stock, 1,643,800 shares were owned by Thomas Kimble. Mr. Kimble also was the sole officer and the sole director of the Company. As a result, control of the Company resided with Mr. Kimble prior to the Acquisition.

In connection with the merger by which the Acquisition was effected, and in accordance with the Acquisition Agreement, all of the issued and outstanding shares of CTC's common stock were converted into 10,000,000 shares of the Company's Common Stock. In addition, all of the currently outstanding CTC options that entitle CTC's employees and former employees to purchase a total of 783,846 shares of CTC common stock at an exercise price of $1.00 per share were assumed by the Company and became options to purchase the Company's common stock at an exercise price of $1.00 per share.


Results of Operations

Research and Development. Research and development expenses increased to $876,000 from $571,000 for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. Research and development expenses decreased to $1,200,000 for the six months ended June 30, 2000 compared to $1,270,000 for the same period of 1999. Research and development expenses were relatively constant in the first six months of 2000 compared to the same period of 1999. The Company expects that research and development costs will increase during the remainder of 2000 to support the continued development of optical transport products. The Company's research and development costs are expensed in the period incurred.

General and Administrative. General and administrative expenses decreased to $472,000 for the quarter ended June 30, 2000 compared to $782,000 for the quarter ended June 30, 1999. General and administrative expenses decreased to $1,067,000 for the six months ended June 30, 2000 compared to $1,488,000 for the same period of 1999. General and administrative expense expenses decreased in the first six months of 2000 compared to the same period of 1999 due to the reduction in administrative personnel and associated expenses. The Company believes that general and administrative costs for the remainder of 2000 will increase due to expanding operations.

Interest. Net interest income (expense) decreased to $(14,000) for the quarter ended June 30, 2000 compared to $58,000 for the quarter ended June 30, 1999. Net interest income (expense) decreased to $(18,000) for the six months ended June 30, 2000 compared to $125,000 for the six months ended June 30, 1999. Net interest income (expense) may vary in the future based on the Company's borrowings and rate of return on cash balances.

Liquidity and Capital Resources

The Company's principal source of liquidity at June 30, 2000 was $4.7 million of cash.

During the six months ended June 30, 2000, the Company funded its operations through cash flows from the private placement of common stock.

Cash flows used in operations for the six months ended June 30, 2000 were $2.1 million, primarily due to the loss from operations.

Cash used in investing activities in the six months ended June 30, 2000 was for equipment purchases of $228,000.

Cash provided by financing activities in the six months ended June 30, 2000 was $6.9 million. In order to fund the working capital needs of CTC, and in order to repay certain outstanding loans, immediately following the consummation of the Acquisition, the Company completed a $5.5 million private placement of its Common Stock to certain accredited investors (including $2.0 million that was sold to some of the existing stockholders of CTC) at a price of $1.00 per share. CTC also received proceeds of $1,400,000 from the issuance of notes payable prior to the Acquisition.

At June 30, 2000, the Company did not have any material commitments for capital expenditures.

The Company believes that its cash and potential cash flow from additional financing activities will provide sufficient cash resources to finance its operations and currently projected capital expenditures through 2000. However, there can be no assurance that the Company's cash resources will be sufficient for 2000. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financings, may result in dilution to the Company's stockholders.


Factors That May Affect Future Results of Operations

Numerous factors may affect the Company's business and future results of operations. These factors include, but are not limited to, technological changes, competition and market acceptance, acquisitions, intellectual property and licenses. The discussion below addresses some of these and other factors.

Technological Changes. The market for the Company's product currently under development is characterized by rapidly changing technology and continued evolution of new industry standards. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely manner a product that meets changing customer requirements and evolving industry standards. The development of technologically advanced products is a complex and uncertain process requiring high levels of innovation as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market and support new or enhanced products successfully or in a timely manner.

Competition and Market Acceptance. The market for optical networking equipment is intensely competitive and subject to frequent product introductions with improved price/performance characteristics.

There are numerous companies competing in various segments of the optical networking market. The Company's principal competitors include CIENA Corporation ("CIENA"), Lucent Technologies ("Lucent"), Nortel Networks ("Nortel"), Alcatel USA, Inc. ("Alcatel"), and Cisco Systems, Inc. ("Cisco"). The Company's competitors have substantially greater financial, technical, sales and resources and better name recognition than the Company.

Even if the Company does introduce advanced products which meet evolving customer requirements in a timely manner, there can be no assurance that the new Company products will gain market acceptance.

There can be no assurance that the Company will be able to compete successfully in the future with current or new competitors.

Acquisitions. Lucent, Nortel, Cisco, and other competitors have recently acquired several optical networking companies with complementary technologies, and the Company anticipates that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than the Company may offer. Certain of the recent and future acquisitions by the Company's competitors may have the effect of limiting the Company's access to commercially significant technologies. Further, the business combinations and acquisitions in the optical networking industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that the Company will be able to compete successfully in such an environment.

Patents, Intellectual Property and Licenses. The Company's success and its ability to compete are dependent, in part, upon its proprietary technology. The Company holds issued patents and relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

There are many patents held by companies which relate to the design and manufacture of optical networking equipment. Potential claims of infringement could be asserted by the holders of those patents. The Company could incur substantial costs in defending itself and its customers against any such claim regardless of the merits of such claims. In the event of a successful claim of infringement, the Company may be required to obtain one or more licenses from third parties. There can be no assurance that the Company could obtain the necessary licenses on reasonable terms.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. The Company invests its cash in financial instruments including bank time deposits. These investments are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

During May 1999, RDL was served with a subpeona duces tecum to produce documents and to testify before the Grand Jury of the United States District Court, Central District of California. The subpoena appeared to relate to allegations of mischarging or improper billing with respect to federal government contracts and was directed to RDL and, among others, all of its then present and former officers and directors, together with its then affiliates, including the Company (then named RDL Commercial Technologies Corporation). At a meeting with the Assistant United States Attorney ("AUSA") in charge of the investigation during July 1999, the attorneys for the Company were advised that the Company was a subject of the investigation. Subsequent to this meeting, the Company produced to the AUSA all documents requested by the subpeona and provided the AUSA with a copy of an analysis of cash receipts and disbursements of the Company since its inception prepared by PricewaterhouseCoopers LLP showing that the Company has never received funds from the federal government under any government contracts. The Company also offered to cooperate completely with the Grand Jury investigation and on November 30, 1999, the CFO of the Company met with the AUSA and agents of the FBI to answer their questions concerning RDL and the Company. At the conclusion of this meeting, the AUSA indicated that she believed the CFO's commentary to be truthful and also indicated that, based upon the government's investigation to date, the Company was no longer a subject of the investigation. It should be noted that the AUSA has absolute discretion as to who, if anyone, will be indicted and until this matter is completely resolved, the Company remains as a possible target of the investigation.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.



      (A.)     EXHIBITS.  The following exhibits are included herein:

                    (27)  Financial Data Schedule


      (B.) FORM 8-K. On June 8, 2000, the Company filed a report on Form 8-K (Item 2) to announce the merger with Codestream Technologies Corporation.

                               S I G N A T U R E S




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CODESTREAM HOLDINGS, INC.
                                        (Company)



Date: August 19, 2000               /s/ D. Gordon Werner
                               ---------------------------
                                      D. Gordon Werner
                           President, Chief Executive Officer and
                                  Chief Financial Officer
                               (Principal Financial Officer)