Form 10QSB/A
period 2000-06-30
CODESTREAM HOLDINGS INC
filed 2000-08-29
CIK 843297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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



                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

             CODESTREAM HOLDINGS, INC. AND SUBSIDIARY
                   (a development stage company)
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)



                                                                  June 30,
                                                                    2000
                                                                  --------
                               ASSETS
Current Assets:
   Cash                                                          $4,694,656
   Prepaid expenses                                                 105,568
                                                                 ----------
Total current assets                                              4,800,224

Property and equipment, net                                         633,236
Other assets                                                         12,091
                                                                 ----------
TOTAL ASSETS                                                     $5,445,551
                                                                 ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                         $  896,512
   Capital lease obligation                                         130,172
   Notes payable                                                         -
                                                                  ---------
Total current liabilities                                         1,026,684

Capital lease obligation                                                 -

Stockholders' Equity:

   Common stock, $.001 par value,
      Authorized shares - 50,000,000
      Issued and outstanding shares - 18,916,400
      in 2000 and 7,424,266 in 1999                                  18,916
   Additional paid-in capital                                    21,027,633
   Accumulated deficit                                          (16,627,682)
                                                                -----------
Total stockholders' equity                                        4,418,867
                                                                -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                         $ 5,445,551
                                                                ===========



                             See accompanying notes.

                       CODESTREAM HOLDINGS, INC. AND SUBSIDIARY
                            (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                               Three Months Ended
                                                             ----------------------
                                                             June 30,       June 30,
                                                               2000           1999
                                                             --------       -------
Operating expenses:
     Research and development                              $   872,209    $   571,359
     General and administrative                                291,069        782,079
                                                           -----------    -----------
Operating loss                                              (1,163,278)    (1,353,438)

Interest income (expense), net                                 (13,564)        57,563
                                                           -----------    -----------
Net loss                                                   $(1,176,842)   $(1,295,875)
                                                           ===========    ===========

Basic and diluted loss per share                           $     (0.15)   $     (0.34)
                                                           ===========    ===========
Weighted average common shares
   outstanding                                               7,878,000      3,778,000
                                                           ===========    ===========


                             See accompanying notes.

                     CODESTREAM HOLDINGS, INC. AND SUBSIDIARY
                            (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                    For the
                                                                                  Period from
                                                                                  January 17,
                                                       Six Months Ended              1996
                                                  -------------------------       (Inception)
                                                  June 30,         June 30,       to June 30,
                                                    2000             1999            2000
                                                  --------         --------       -----------
Operating expenses:
     Research and development                   $ 1,231,352      $ 1,415,009      $  4,644,488
     General and administrative                     938,657        1,487,792        12,218,227
                                                -----------      -----------      ------------
Operating loss                                   (2,170,009)      (2,902,801)      (16,862,715)

Interest income (expense), net                      (17,804)         125,461           235,033
                                                -----------      -----------      ------------
Net loss                                        $(2,187,813)     $(2,777,340)     $(16,627,682)
                                                ===========      ===========      ============

Basic and diluted loss per share                $     (0.36)     $     (0.74)     $      (5.20)
                                                ===========      ===========      ============
Weighted average common shares
   outstanding                                    6,128,000        3,778,000         3,197,000
                                                ===========      ===========      ============


                             See accompanying notes.

                   CODESTREAM HOLDINGS, INC. AND SUBSIDIARY
                        (a development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                 Six Months Ended
                                                             -----------------------
                                                             June 30,       June 30,
                                                               2000           1999
                                                             --------       --------
Operating Activities:
Net loss                                                   $(2,187,813)   $(2,777,340)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation                                                196,891        144,939
   Compensation for re-pricing of stock options                  7,235             -
   Changes in operating assets and liabilities:
      Increase in Prepaid expenses                            (105,568)            -
      Decrease in Other assets                                     975         12,743
      Increase (decrease) in Accounts payable                 (230,483)       224,565
      Increase in Accrued expenses                             133,402         12,508
                                                           -----------    -----------
Net cash used in operating activities                       (2,185,361)    (2,382,585)
                                                           -----------    -----------
Investing Activities:
  Purchases of property and equipment                         (150,467)      (140,612)
                                                           -----------    -----------
Net cash used in investment activities                        (150,467)      (140,612)
                                                           -----------    -----------
Financing Activities:
  Proceeds from notes payable                                1,400,000             -
  Proceeds from private placement                            5,500,000             -
  Exercise of employee stock options                             1,500             -
  Repayment of short term note payable                              -         (33,770)
  Repayment of capital leases                                  (59,745)            -
                                                           -----------    -----------
Net cash provided by (used in) financing                     6,841,755        (33,770)
 activities                                                -----------    -----------

Net increase (decrease) in cash and
 cash equivalents                                            4,505,927     (2,556,967)

Cash and cash equivalents at beginning of
 period                                                        188,729      2,601,686
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $ 4,694,656    $    44,719
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

CodeStream Technologies Corporation ("CTC") is a Delaware corporation that was formed on January 17, 1996 to develop certain technologies acquired from a government defense and aerospace contractor. Since its incorporation, CTC has privately sold $12,000,000 of preferred stock to certain institutional investors. In August 1999, CTC acquired the 975,000 issued and outstanding shares of common stock of an affiliated company, RDL Photonic Integrated Chip Corporation ("PIC"), a Delaware company. PIC owned certain intellectual property for photonic integrated circuits for optical code division multiple access that was complimentary to the technology being developed by CTC. CTC currently is a development stage company that is developing technology intended to increase the fiber optic network capacity of telecommunications traffic carriers.

On June 8, 2000, CHI entered into an Agreement and Plan of Reorganization, whereby it acquired all the issued and outstanding shares of common stock of CTC in exchange for an aggregate of 10,000,000 shares of newly issued common stock of CHI. For accounting purposes, the transaction has been treated as a recapitalization of CTC, with CTC as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. To effect this transaction, CTC converted all of its outstanding Series A, B, and C convertible preferred stock into 14,612,779 shares of common stock and converted notes payable totaling $1,091,121 into 9,444,447 shares of common stock. CTC then completed a reverse stock split of the aggregate 31,481,492 shares common stock on a one-for-3.148149 basis so that 10,000,000 shares of common stock were issued and outstanding prior to the reverse merger. The operations of CHI have been included with those of CTC from the acquisition date.

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

4. Property and Equipment

Property and equipment at June 30, 2000 are as follows:



Machinery and equipment                $  976,928
Furniture and office equipment            149,877
Computer software                          62,282
Leasehold improvements                     41,689
                                       ----------
                                        1,230,776
Less accumulated depreciation
  And amortization                        597,540
                                       ----------
     Total                             $  633,236
                                       ==========


Depreciation and amortization expense for the six months ended June 30, 2000 was $196,891.

5.  SHORT TERM LOANS

In February, March, April and May 2000, CTC borrowed $500,000, $500,000, $200,000 and $200,000, respectively, from a third party to provide additional interim working capital for the operations of its business. These borrowings were converted into 1,400,000 shares of CHI common stock on June 8, 2000 at the same time as the reverse acquisition between CHI and CTC.

6.  Stockholders' Equity

During the six months ended June 30, 2000, the Company sold 5,500,000 shares of common stock in a private placement for proceeds of $5,450,000, net of offering costs of $50,000.

During the six month period ended June 30, 2000, 437,500 stock options were granted to certain employees of the Company at a price of $1.00.

During the year ended December 31, 1999, the Company re-priced an aggregate of 49,223 options issued to six employees under the Company's stock option plan. In relation to this re-pricing, the Company recorded compensation expense totaling $7,235 for the six months ended June 30, 2000. In accordance with generally accepted accounting principles, the employee stock option awards that were re-priced will be accounted for as variable awards from the date of the re-pricing to the date the options are exercised, forfeited or expire.

7. Related Party Transactions

During the six months ended June 30, 2000, the Company paid $131,160 to a former officer/director of CTC for consulting services rendered pursuant to a consulting agreement. Under the terms of the consulting agreement, the Company is committed to pay this former officer/director $163,950 during the year ended December 31, 2000.

8. Legal Proceeding

During May 1999, RDL was served with a subpoena duces tecum to produce documents and to testify before the Grand Jury of the United States District Court, Central District of California. The subpoena appeared to relate to allegations of mischarging or improper billing with respect to federal government contracts and was directed to RDL and, among others, all of its then present and former officers and directors, together with its then affiliates, including the Company (then named RDL Commercial Technologies Corporation). At a meeting with the Assistant United States Attorney ("AUSA") in charge of the investigation during July 1999, the attorneys for the Company were advised that the Company was a subject of the investigation. Subsequent to this meeting, the Company produced to the AUSA all documents requested by the subpoena and provided the AUSA with a copy of an analysis of cash receipts and disbursements of the Company since its inception prepared by PricewaterhouseCoopers LLP showing that the Company has never received funds from the federal government under any government contracts. The Company also offered to cooperate completely with the Grand Jury Investigation and on November 30, 1999, the CFO of the Company met with the AUSA and agents of the FBI to answer their questions concerning RDL and the Company. At the conclusion of this meeting, the AUSA indicated that she believed the CFO's commentary to be truthful, and also indicated that, based upon the government's investigation to date, the Company was no longer a subject of the investigation. It should be noted that the AUSA has absolute discretion as to who, if anyone, will be indicted and until this matter is completely resolved, the Company remains as a possible target of the investigation.

9. Subsequent Events

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

In connection with the merger by which the Acquisition was effected, and in accordance with the Acquisition Agreement, all of the issued and outstanding shares of CTC's common stock were converted into 10,000,000 shares of the Company's Common Stock. In addition, all of the currently outstanding CTC options that entitle CTC's employees and former employees to purchase a total of 784,171 shares of CTC common stock at an exercise price of $1.00 per share were assumed by the Company and became options to purchase the Company's common stock at an exercise price of $1.00 per share.

Results of Operations

Research and Development. Research and development expenses increased to $872,000 from $571,000, or 53%, for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. Research and development expenses decreased to $1,230,000 for the six months ended June 30, 2000 compared to $1,415,009, or 13%, for the same period of 1999. Research and development expenses were relatively constant in the first six months of 2000 compared to the same period of 1999. The Company expects that research and development costs will increase during the remainder of 2000 to support the continued development of optical transport products. The Company's research and development costs are expensed in the period incurred.

General and Administrative. General and administrative expenses decreased to $291,000 for the quarter ended June 30, 2000 compared to $782,000, or 63%, for the quarter ended June 30, 1999. General and administrative expenses decreased to $939,000 for the six months ended June 30, 2000 compared to $1,488,000, or 37%, for the same period of 1999. General and administrative expense expenses decreased in the first six months of 2000 compared to the same period of 1999 due to the reduction in administrative personnel and associated expenses. The Company believes that general and administrative costs for the remainder of 2000 will increase due to expanding operations.

Interest. Net interest income (expense) decreased to $(14,000) for the quarter ended June 30, 2000 compared to $58,000, or 124%, for the quarter ended June 30, 1999. Net interest income (expense) decreased to $(18,000) for the six months ended June 30, 2000 compared to $125,000, or 114%, for the six months ended June 30, 1999. Net interest income (expense) may vary in the future based on the Company's borrowings and rate of return on cash balances.

Liquidity and Capital Resources

The Company's principal source of liquidity at June 30, 2000 was $4.7 million of cash.

During the six months ended June 30, 2000, the Company funded its operations through cash flows from the private placement of common stock.

Cash flows used in operations for the six months ended June 30, 2000 were $2.2 million, primarily due to the loss from operations.

Cash used in investing activities in the six months ended June 30, 2000 was for equipment purchases of $150,000.

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

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

During May 1999, RDL was served with a subpoena duces tecum to produce documents and to testify before the Grand Jury of the United States District Court, Central District of California. The subpoena appeared to relate to allegations of mischarging or improper billing with respect to federal government contracts and was directed to RDL and, among others, all of its then present and former officers and directors, together with its then affiliates, including the Company (then named RDL Commercial Technologies Corporation). At a meeting with the Assistant United States Attorney ("AUSA") in charge of the investigation during July 1999, the attorneys for the Company were advised that the Company was a subject of the investigation. Subsequent to this meeting, the Company produced to the AUSA all documents requested by the subpoena and provided the AUSA with a copy of an analysis of cash receipts and disbursements of the Company since its inception prepared by PricewaterhouseCoopers LLP showing that the Company has never received funds from the federal government under any government contracts. The Company also offered to cooperate completely with the Grand Jury investigation and on November 30, 1999, the CFO of the Company met with the AUSA and agents of the FBI to answer their questions concerning RDL and the Company. At the conclusion of this meeting, the AUSA indicated that she believed the CFO's commentary to be truthful and also indicated that, based upon the government's investigation to date, the Company was no longer a subject of the investigation. It should be noted that the AUSA has absolute discretion as to who, if anyone, will be indicted and until this matter is completely resolved, the Company remains as a possible target of the investigation.



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