Form 10QSB
period 2000-09-30
CODESTREAM HOLDINGS INC
filed 2000-11-13
CIK 843297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from _______ to _________

                        Commission file number 033-25779

                            CODESTREAM HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                     84-1100609
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

  1771 INTERNATIONAL PARKWAY, SUITE 121
            RICHARDSON, TEXAS                                75081
  (Address of principal executive offices)                 (Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (469) 330-6700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of October 31, 2000, 20,121,810 shares of the registrant's Common Stock, $.001 par value per share, were outstanding.

                              CODESTREAM HOLDINGS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                       INDEX

PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements                                                              3

           Condensed Consolidated Balance Sheets - September 30, 2000
           (unaudited)                                                                       4

           Condensed Consolidated Statements of Operations - Three months
           and nine months ended September 30, 1999 and 2000 (unaudited)                     5

           Condensed Consolidated Statements of Cash Flows - Nine months
           ended September 30, 1999 and 2000 (unaudited)                                     6

           Notes to Condensed Consolidated Financial Statements - September 30, 2000         7

Item 2     Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                                          10

Item 3     Quantitative and Qualitative Disclosures about Market Risk                       13


PART II.   OTHER INFORMATION

Item 1     Legal Proceedings                                                              II-1

Item 2     Changes in Securities and Use of Proceeds                                      II-1

Item 6     Exhibits and Reports on Form 8-K                                               II-2

           SIGNATURES                                                                     II-3

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              CODESTREAM HOLDINGS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     UNAUDITED

                                                                             SEPTEMBER 30,
                                                                                 2000
                                                                             -------------
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $   4,127,400
  Prepaid expenses and other current assets                                          5,569
                                                                             -------------
          Total current assets                                                   4,132,969

PROPERTY AND EQUIPMENT, NET                                                        874,397
OTHER NONCURRENT ASSETS                                                             12,091
                                                                             -------------
TOTAL ASSETS                                                                 $   5,019,457
                                                                             =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                           $     416,901
  Accrued liabilities                                                              244,439
  Current portion of capital lease obligations                                     202,657
                                                                             -------------
          Total current liabilities                                                863,997

CAPITAL LEASE OBLIGATIONS, net of current portion                                  110,466
                                                                             -------------

          Total liabilities                                                        974,463
                                                                             -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

  Common stock, $.001 par value, 50,000,000 shares authorized,                      20,122
    7,424,266 and 20,121,810 shares issued and outstanding at
    December 31, 1999 and September 30, 2000, respectively
  Additional paid-in-capital                                                    22,716,606
  Retained earnings                                                            (18,691,734)
                                                                             -------------
  Total shareholders' equity                                                     4,044,994
                                                                             -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   5,019,457
                                                                             =============

  The accompanying notes are an integral part of these financial statements.

                              CODESTREAM HOLDINGS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                                                       FROM
                                                                                                     INCEPTION
                                             THREE MONTHS ENDED         NINE MONTHS ENDED           JANUARY 17,
                                                SEPTEMBER 30,              SEPTEMBER 30,              1996 TO
                                       ---------------------------   --------------------------    SEPTEMBER 30,
                                           1999           2000           1999          2000            2000
                                       -----------    -----------    -----------    -----------    -------------
OPERATING EXPENSES:
  Research and Development             $    13,718    $ 1,065,625    $ 1,072,715    $ 1,902,100    $  5,710,113
  General and Administrative               962,990        935,264      2,661,855      2,071,907      12,555,951
  Depreciation and amortization             73,094        117,509        218,033        314,400         715,049
                                       -----------    -----------    -----------    -----------    ------------

OPERATING LOSS                          (1,049,802)    (2,118,398)    (3,952,603)    (4,288,407)    (18,981,113)

OTHER (INCOME) EXPENSE:

  Interest expense                           3,579          6,027          4,001         30,250         332,685
  Other, net                                15,718        (60,372)      (110,164)       (66,791)       (622,063)
                                       -----------    -----------    -----------    -----------    ------------
  Other (income) expense, net               19,297        (54,345)      (106,163)       (36,541)       (289,378)

  Loss before income taxes              (1,069,099)    (2,064,053)    (3,846,440)    (4,251,866)    (18,691,735)

PROVISION FOR INCOME TAXES                       -              -              -              -               -
                                       -----------    -----------    -----------    -----------    ------------
NET LOSS                               $(1,069,099)   $(2,064,053)   $(3,846,440)   $(4,251,866)   $(18,691,735)
                                       ===========    ===========    ===========   ============    ============

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED                      $     (0.27)   $     (0.11)   $     (1.00)  $      (0.40)   $      (4.51)
                                       ===========    ===========    ===========   ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                     4,023,188     19,627,747      3,860,870     10,677,203       4,144,518
                                       ===========    ===========    ===========   ============    ============

     The accompanying notes are an integral part of these financial statements.

                              CODESTREAM HOLDINGS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                                           FROM
                                                                                                         INCEPTION
                                                                           NINE MONTHS ENDED         ------------------
                                                                     -----------------------------      JANUARY 17,
                                                                     SEPTEMBER 30,   SEPTEMBER 30,        1996 TO
                                                                         1999            2000        SEPTEMBER 30, 2000
                                                                     ------------    ------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (3,846,440)   $ (4,251,866)       $(18,691,735)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                       218,033         314,400             715,049
      Warrants issued for settlement of payable                                 -          66,587              66,587
      Compensation for re-pricing and discounting of options                    -          27,827             172,669
      Change in operating assets and liabilities:
        Prepaid expenses and other assets                                  59,953          (4,593)             (4,593)
        Accounts payable and other current liabilities                    591,668        (332,252)            648,173
                                                                     ------------    ------------        ------------
              Net cash used in operating activities                    (2,976,786)     (4,179,897)        (17,093,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of RDL Photonics Integrated Chip Corporation                642,856               -             642,856
  Purchase of other assets                                                      -               -             (13,066)
  Purchase of property and equipment                                     (500,987)       (270,014)           (985,814)
                                                                     ------------    ------------        ------------
              Net cash provided by (used in) investing activities         141,869        (270,014)           (356,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                        -       7,100,000           7,100,027
  Proceeds from issuance of preferred stock                                     -               -          11,750,158
  Proceeds from short-term note payable                                   324,754       1,400,000           5,591,121
  Repayment of short-term note payable                                          -               -          (2,600,000)
  Exercise of employee stock options                                            -           4,500               4,500
  Advances from affiliates                                                      -               -             542,144
  Repayment of advances from affiliates                                         -               -            (192,144)
  Offering costs                                                                -               -            (377,070)
  Repayment of capital lease and other debt                                     -        (115,918)           (241,462)
                                                                     ------------    ------------        ------------
              Net cash provided by financing activities                   324,754       8,388,582          21,577,274

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (2,510,163)      3,938,671           4,127,400

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          2,601,685         188,729                   -
                                                                     ------------    ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $     91,522    $  4,127,400        $  4,127,400
                                                                     ============    ============        ============

    Supplemental schedule of non-cash investing and financing activities:

      During the nine months ended September 30, 1999 and 2000, the Company entered into capital leases agreements for machinery and lab equipment valued at $31,500 and $239,123, respectively.

    The accompanying notes are an integral part of these financial statements.

                          CODESTREAM HOLDINGS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and nine month periods ending September 30, 2000 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 8-K effective June 8, 2000.

Certain prior period amounts have been reclassified to make their presentation consistent with the current period.

The Company is still in the development stage. Development stage companies inherently possess risk and uncertainty about the success of their business plan. If the Company is not successful in implementing its plan, operations could be adversely impacted.

2.   GOING CONCERN MATTERS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $4,251,866 during the nine months ended September 30, 2000, and had negative operating cash flows of $4,179,897 for the same period. Furthermore, the Company has incurred net losses of $18,691,735 since inception and is in a development stage as of September 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which are not determinable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent, among other things, upon the Company obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management plans to raise additional equity capital in the near future and continue to develop its products. See Item 2, Liquidity and Capital Resources.

3.   DESCRIPTION OF BUSINESS

CodeStream Holdings, Inc., ("CodeStream") formerly Bud Financial Group, Inc, ("BUD") was originally incorporated for the sole purpose of raising capital and then seeking out, investigating, and acquiring any suitable assets or business without regard to any specific business or industry. In 1991, BUD completed a public offering of its common stock which raised a total of $9,500. The offering was registered under the Securities Act pursuant to a Registration Statement on Form S-18. In 1997, BUD completed a private placement of its common stock which raised $7,500. BUD changed its state of incorporation from Colorado to Nevada in March 1999.

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

On June 8, 2000, CodeStream entered into an Agreement and Plan of Reorganization, whereby it acquired all the issued and outstanding shares of common stock of CTC in exchange for an aggregate of 10,000,000 shares of newly issued common stock of CodeStream. For accounting purposes, the transaction has been treated as a recapitalization of CTC, with CTC as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. To effect this transaction, CTC converted all of its outstanding Series A, B, and C convertible preferred stock into 14,612,779 shares of common stock and converted notes payable totaling $1,091,121 into 9,444,447 shares of common stock. CTC then completed a reverse stock split of the aggregate 31,481,492 shares common stock on a one-for-3.148149 basis so that 10,000,000 shares of common stock were issued and outstanding prior to the reverse merger. The operations of BUD have been included with those of CTC from the acquisition date.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CodeStream and its wholly-owned subsidiary, CTC (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

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

5.   PROPERTY AND EQUIPMENT

Property and equipment September 30, 2000 are as follows:

          Machinery and equipment                          $ 1,292,261
          Furniture and office equipment                       162,470
          Computer software                                     93,026
          Leasehold improvements                                41,689
                                                           -----------
              Total cost                                   $ 1,589,446

          Less: Accumulated depreciation                      (715,049)

          Property and equipment, net                      $   874,397
                                                            ==========

6.   SHORT-TERM LOANS

In February, March, April and May 2000, CTC borrowed $500,000, $500,000, $200,000 and $200,000, respectively, from a third party to provide working capital for the operations of its business. These borrowings were converted into 1,400,000 shares of CodeStream common stock on June 8, 2000 at the same time as the reverse acquisition between CodeStream and CTC.

7.   STOCKHOLDERS' EQUITY

During June and July of 2000, the Company sold 7,500,000 shares of common stock at an offering price of $1.00 per share in a private placement for proceeds of $7,450,000, net of offering costs of $50,000. In September 2000, the Company sold an additional 602,410 shares of common stock at an offering price of $1.66 in a private placement for proceeds of $1,000,000.

During the nine month period ended September 30, 2000, 1,096,500 stock options were granted to certain employees of the Company at a weighted average price of $1.84. Certain non-qualified stock options granted in the third quarter were granted below fair market value. The Company has recorded additional compensation expense of $20,592 related to this discount. Additionally, in August 2000, the Company granted 16,647 warrants to purchase common stock to a vendor as settlement of account, in lieu of cash. These warrants are exercisable at $4.00 per share.

During the year ended December 31, 1999, the Company re-priced an aggregate of 49,223 options issued to six employees under the Company's stock option plan reducing the exercise price from $7.00 per share to $1.00 per share. In relation to this re-pricing, the Company recorded compensation expense totaling $7,235 for the nine months ended September 30, 2000. In accordance with generally accepted accounting principles, the employee stock option awards that were re-priced will be accounted for as variable awards from the date of the re-pricing to the date the options are exercised, forfeited or expire.

8.   RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2000, the Company paid $196,740 to a former officer/director of CTC for consulting services rendered pursuant to a consulting agreement. This agreement was concluded in August 2000.

9.   LEGAL PROCEEDING

During May 1999, Research and Development Laboratories ("RDL"), the former parent of CTC, was served with a subpoena duces tecum to produce documents and to testify before the Grand Jury of the United States District Court, Central District of California. The subpoena appeared to relate to allegations of mischarging or improper billing with respect to federal government contracts and was directed to RDL and, among others, all of its then present and former officers and directors, together with its then affiliates, including the Company (then named RDL Commercial Technologies Corporation). At a meeting with the Assistant United States Attorney ("AUSA") in charge of the investigation during July 1999, attorneys for the Company were advised that the Company was a subject of the investigation. Subsequent to this meeting, the Company produced to the AUSA all documents requested by the subpoena and provided the AUSA with a copy of an analysis of cash receipts and disbursements of the Company since its inception prepared by PricewaterhouseCoopers LLP showing that the Company has never received funds from the federal government under any government contracts. The Company also offered to cooperate completely with the Grand Jury Investigation and on November 30, 1999, the former CFO of the Company met with the AUSA and agents of the FBI to answer their questions concerning RDL and the Company. At the conclusion of this meeting, the AUSA indicated that she believed the CFO's commentary to be truthful, and also indicated that, based upon the government's investigation to date, the Company was no longer a subject of the investigation. It should be noted that the AUSA has absolute discretion as to who, if anyone, will be indicted and until this matter is completely resolved, the Company remains as a possible target of the investigation.

Subsequent Events. In early October 2000, a third party threatened to file a civil suit against RDL and RDL Commercial Technologies Corporation, a predecessor company of CTC, to recover damages alleged to have been suffered by the United States Government in connection with transactions that are the subject of the previously disclosed criminal investigation discussed above. Together with third parties who were also threatened to be named in such suit, CodeStream entered into negotiations with the third party threatening suit and representatives of the United States Government. These negotiations resulted in a settlement on November 3, 2000. Among other things, pursuant to the terms of this settlement, all potential claims by the United States Government against CodeStream's intellectual property are to be waived and RDL will contribute to the capital of CodeStream 829,470 shares of CodeStream's common stock. Shares of common stock to be contributed by RDL to CodeStream will be treated as treasury stock upon receipt. Although CodeStream incurred approximately $65,000 in legal and travel expenses related to the settlement, no other expenses or liabilities were incurred or are expected in the future.

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

In accordance with its business purpose, on February 15, 2000 the Company, BFG Subsidiary, Inc. and CTC, a Delaware corporation, entered into that certain Agreement and Plan of Reorganization (the "Acquisition Agreement") pursuant to which CTC agreed to merge with BFG Subsidiary, Inc., with CTC being the surviving company. BFG Subsidiary, Inc. was a wholly-owned subsidiary of the Company that the Company formed for the sole purpose of effecting the acquisition of CTC (the "Acquisition"). As a result of the Acquisition, CTC became, and is now, a wholly-owned subsidiary of the Company.

CTC is a development stage company that was formed in 1996 to develop certain technologies it acquired from a government defense and aerospace contractor. CTC is currently developing products based on a patented technology that is intended to enable telecommunications network service providers to increase the capacity of their new and existing fiber optic networks. CTC owns the commercial intellectual property rights to a broadband optical networking technology known as Optical Code Division Multiple Access ("OCDMA"). This technology, in the opinion of CTC, can significantly increase the transmission rate and the channel count of a fiber-optic telecommunications network. The new optical transport system that CTC is developing utilizes a proprietary, patented encoding scheme that enables hundreds of independent channels to coexist on the same fiber optic pair. Based on the currently estimated development schedule, the Company expects that the first product using CTC's new technology can be released in 18 to 24 months. Since its incorporation, CTC has been funded from the private sale to certain institutional investors of $12,000,000 of preferred stock. In addition to the foregoing funding, the United States Air Force has also provided funding for research into the bulk optics and photonic integrated circuit technology now being developed into a product line at CTC. As a result of the foregoing U.S. governmental funding, the United States Air Force owns certain rights to non-commercial applications of the technology. In August 1999, CTC merged with RDL Photonic Integrated Chip Corporation, a private research firm that owned certain intellectual property for photonic integrated circuits that was complimentary to the technology being developed by CTC. (Unless otherwise specified, all references herein to CTC shall refer to CodeStream Technologies Corporation, formerly known as RDL Commercial Technologies Corporation, and RDL Photonic Integrated Chip Corporation.)

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

The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing elsewhere in this Report on Form 10-QSB. Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements is contained under "Part II. Other Information."

RESULTS OF OPERATIONS

RESEARCH AND DEVELOPMENT

Research and development expenses increased by a factor of 78 times from $13,718 for the three months ended September 30, 1999 to $1,065,625 for the three months ended September 30, 2000. For the nine months ended September 30, research and development costs increased 77% from $1,072,715 for 1999 to $1,902,100 in 2000. This increase is the result of an overall increase in research personnel and activity primarily in the third quarter of 2000. The Company expenses all research and development costs in the period incurred.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 3% from $962,990 for the three months ended September 30, 1999 to $935,264 for the three months ended September 30, 2000. For the nine months ended September 30, general and administrative expenses decreased 22% from $2,661,855 in 1999 to $2,071,907 in 2000. This decease is primarily due to a reduction in administrative personnel and related activity. However, the Company believes that general and administrative expenses will increase over the next 12 months due to increased personnel and activity overall.

OTHER INCOME AND EXPENSES

Other income and expense improved 382% from a net expense of $19,297 for the three months ended September 30, 1999 to a net income of $54,345 for the three months ended September 30, 2000. This increase is primarily due to interest income earned in the third quarter of 2000 on cash received upon completion of the reverse merger in June 2000. For the nine months ended September 30, other income and expenses decreased 66% from a net income of $106,163 in 1999 to a net income of $36,540 in 2000. This decrease is the result of higher interest expense on borrowings outstanding during the first six months of 2000 compared to the prior year and also due to lower interest income on the Company's cash balance during the first six months of 2000 compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had $3.3 million of working capital and $4.1 million of cash. Cash flows used in operating activities for the nine months ended September 30, 2000 were $4,179,897 and were impacted by normal operating activity relating to the development of our products and systems. Net cash used in investing activities was $270,014, and related exclusively to the purchase of property and equipment. Net cash provided by financing activities was $8,388,582, due primarily to the sale of shares of the Company's common stock.

During the nine months ended September 30, 1999, cash flows used in operating activities were $2,976,786. Net cash provided by investing activities was $141,869. Net cash provided by financing activities was $324,754.

As discussed in Note 2 to the Financial Statements, the Company will need to seek additional financing in order to continue to develop its products. The Company currently plans to secure an interim equity financing round during the fourth quarter of 2000 and to seek a larger financing of approximately $30 million to $50 million through the sale of private equity in early 2001. There can be no assurances that the Company can secure such financing if and when it is needed or on terms that the Company deems acceptable.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 3 of Form 10-QSB and by Item 305 of Regulation S-K do not require additional disclosure by the Company at this time.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During May 1999, RDL was served with a subpoena duces tecum to produce documents and to testify before the Grand Jury of the United States District Court, Central District of California. The subpoena appeared to relate to allegations of mischarging or improper billing with respect to federal government contracts and was directed to RDL and, among others, all of its then present and former officers and directors, together with its then affiliates, including the Company (then named RDL Commercial Technologies Corporation). At a meeting with the Assistant United States Attorney ("AUSA") in charge of the investigation during July 1999, the attorneys for the Company were advised that the Company was a subject of the investigation. Subsequent to this meeting, the Company produced to the AUSA all documents requested by the subpoena and provided the AUSA with a copy of an analysis of cash receipts and disbursements of the Company since its inception prepared by PricewaterhouseCoopers LLP showing that the Company has never received funds from the federal government under any government contracts. The Company also offered to cooperate completely with the Grand Jury investigation and on November 30, 1999, the CFO of the Company met with the AUSA and agents of the FBI to answer their questions concerning RDL and the Company. At the conclusion of this meeting, the AUSA indicated that she believed the CFO's commentary to be truthful and also indicated that, based upon the government's investigation to date, the Company was no longer a subject of the investigation. It should be noted that the AUSA has absolute discretion as to whom, if anyone, will be indicted and until this matter is completely resolved, the Company remains as a possible target of the investigation.

Subsequent Events. In early October 2000, a third party threatened to file a civil suit against RDL and RDL Commercial Technologies, a predecessor company of CTC, to recover damages alleged to have been suffered by the United States Government in connection with transactions that are the subject of previously disclosed criminal investigation in Note 9 above. Together with third parties who were also threatened to be named in such a suit, CodeStream entered into negotiations with the third party threatening suit and representatives of the United States Government. These negotiations resulted in a settlement on November 3, 2000. Among other things, pursuant to the terms of this settlement, all potential claims by the United States Government against CodeStream's intellectual property are to be waived and RDL will contribute to the capital of CodeStream 829,470 shares of CodeStream's common stock. Shares of common stock to be contributed by RDL to CodeStream will be treated as treasury shares upon receipt. Although CodeStream incurred approximately $65,000 in legal and travel expenses related to the settlement, no other expenses or liabilities were incurred or are expected in the future.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During June and July of 2000, the Company sold 7,500,000 shares of common stock in a private placement for proceeds of $7,450,000 at a price of $1.00 per share, net of offering costs of $50,000. In September 2000, the Company sold an additional 602,410 shares of common stock at $1.66 per share in a private placement for proceeds of $1,000,000. The Company did not incur material offering costs in its September private placement.

During the nine month period ended September 30, 2000, 1,096,500 stock options were granted to certain employees of the Company at a weighted average price of $1.84. Additionally, in August 2000, the Company granted 16,647 warrants to a vendor as settlement of account, in lieu of cash.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This filing contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the risks associated with developing new technologies, variations in quarterly results, volatility of the Company's stock price, development by competitors of new or superior products or services, entry into the market of new competitors, fluctuating capital expenditures, the sufficiency of the Company's working capital to attract and retain management and qualified technical personnel, to implement its business strategy, and to successfully defend itself against ongoing and future litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27.1   Financial Data Schedule

(b)  Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K/A with the Commission on August 22, 2000, reporting under Item 7 - Financial Statements and Exhibits, reporting financial statements of businesses acquired.


         The Company filed a Current Report on Form 8-K with the Commission on September 27, 2000, reporting under Item 4 - Changes in the Registrant's Certifying Accountant, stating that Ernst & Young, LLP had been appointed as the Company's auditor of record.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CODESTREAM HOLDINGS, INC.

Date:   November 13, 2000              By:  /s/ D. Gordon Werner
                                            -----------------------------------
                                             D. Gordon Werner
                                             President, Chief Executive Officer
                                             and Chief Financial Officer
                                             (Principal Accounting Officer)

                                    EXHIBITS

27.1    Financial Data Schedule